Form 10-Q
period 2020-09-30
BIO LAB NATURALS, INC.
filed 2020-11-04
CIK 1803977

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to ___________

Commission file number: 333-239640

BIO LAB NATURALS, INC.

(Exact name of registrant as specified in its charter)

Delaware	84-2288662
(State of Incorporation)	(IRS Employer ID Number)

7400 E. Crestline Circle, Suite 130, Greenwood Village, CO 80111

(Address of principal executive offices)

(720) 273-0433

(Registrant’s Telephone number)

__________________________________

(Former Address and phone of principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.

Yes	[X]	No	[ ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 for Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes	[X]	No	[ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[X]	Smaller reporting company	[X]
		Emerging growth company	[X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided to Section 7(a)(2)(B) of the Securities Act. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	[ ]	No	[X]

Indicate the number of share outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of October 30, 2020, there were 10,753,504 shares of the registrant’s common stock, $0.0001 par value, issued and outstanding, not including shares reserved for conversion of notes.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

BIO LAB NATURALS, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
Assets	2020	2019
Current assets	(Unaudited)	(Audited)
Cash	$122,752	$69,527
Accounts receivable, net	—	13,000
Prepaids	12,500	—
Total current assets	135,252	82,527
Equipment
Equipment, net of accumulated depreciation, $25,681	177,281	160,536

Total Assets	$312,533	$243,063

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$16,456	$18,900
Due to related party	—	3,270
Total current liabilities	16,456	22,170
Total liabilities	16,456	22,170

Commitments and Contingencies	—

Stockholders' Equity
Preferred shares, $0.0001 par value, 5,000,000 shares authorized;
Class A Convertible, deemed par value $0.04 per share; 500,000 shares issued and outstanding at September 30, 2020 and
December 31, 2019	50	50
Common shares, $0.0001 par value, 200,000,000 shares authorized;
10,753,504 and 8,477,505 shares issued and outstanding at
September 30, 2020 and December 31, 2019, respectively	1,075	848
Additional paid in capital	35,672,338	35,388,065
Retained (deficit)	(35,377,386)	(35,168,070)
Total stockholders' equity	296,077	220,893

Total Liabilities and Stockholders' Equity	$312,533	$243,063

The accompanying notes are an integral part of these financial statements.

BIO LAB NATURALS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,
	2020	2019
Sales	$21,000	$—

Cost of sales
Cost of sales - other	25,580	—
Depreciation	8,783	—
Total cost of sales	34,363	—

Gross profit	(13,363)	—

Operating expenses
Consulting fees - related party	—	48,000
Consulting fees	3,360	—
General and administrative expenses - other	12,606	25,000
Professional fees	28,385	—
Total operating expenses	44,351	73,000

Loss from operations	(57,714)	(73,000)

Other (expense)
Interest expense	—	(240)

Loss before income taxes	(57,714)	(73,240)

Income taxes	—	—

Net loss	$(57,714)	$(73,240)

Net loss per common share - basic and diluted	*	*

Weighted average number of common shares	10,753,504	9,308,566

* Net loss is less than $0.01 per share.

The accompanying notes are an integral part of these financial statements.

BIO LAB NATURALS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Nine Months Ended September 30,
	2020	2019
Sales	$21,000	$—

Cost of sales
Cost of sales - other	36,639	—
Depreciation	25,681	—
Total cost of sales	62,320	—

Gross profit	(41,320)	—

Operating expenses
Consulting fees - related party	39,500	48,000
Consulting fees	13,860	—
General and administrative expenses - other	28,984	25,000
Professional fees	85,401	—
Total operating expenses	167,745	73,000

Loss from operations	(209,065)	(73,000)

Other (expense)
Interest expense	(251)	(240)

Loss before income taxes	(209,316)	(73,240)

Income taxes	—	—

Net loss	$(209,316)	$(73,240)

Net loss per common share - basic and diluted	$(0.02)	*

Weighted average number of common shares	9,388,570	9,308,566

* Net loss is less than $0.01 per share.

The accompanying notes are an integral part of these financial statements.

BIO LAB NATURALS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)

	Class A Convertible Preferred		Common Shares		Additional		Total
	$0.0001 Par Value		$0.0001 Par Value		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Equity
BALANCES, December 31, 2019	500,000	$50	8,477,505	$848	$35,388,065	$(35,168,070)	$220,893
Issuance of shares for services	—	—	100,000	10	12,490	—	12,500
Issuance of shares for conversion of debt	—	—	80,000	8	9,992	—	10,000
Sale of shares for cash at $0.125 per share	—	—	2,095,999	209	261,791	—	262,000
Net loss for the period	—	—	—	—	—	(209,316)	(209,316)
BALANCES, September 30, 2020	500,000	$50	10,753,504	$1,075	$35,672,338	$(35,377,386)	$296,077

The accompanying notes are an integral part of these financial statements.

BIO LAB NATURALS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2020	2019
OPERATING ACTIVITIES
Net loss	$(209,316)	$(73,240)
Adjustment to reconcile net loss to net cash flows used
in operating activities
Depreciation	25,681	—
Issuance of shares for services	12,500	—
Changes in:
Accounts receivable - net	13,000	—
Deposits	(12,500)	—
Accounts payable and accrued liabilities	(12,444)	48,240
Net cash (used in) operating activities	(183,079)	(25,000)

INVESTING ACTIVITIES
Purchase of equipment	(32,426)	—

FINANCING ACTIVITIES
Funds from sale of common shares	262,000	—
Funds from loans, net of repayments - related party	6,730	25,000
Net cash provided by financing activities	268,730	25,000

Net increase in cash	53,225	—
Cash at beginning of period	69,527	—
Cash at end of period	$122,752	$—

Supplemental Schedule of Cash Flow Information:
Interest paid	$251	$—
Income taxes paid	$—	$—

Supplemental Schedule of Non-Cash Flow Information
Issuance of shares for debt	$10,000	$—

The accompanying notes are an integral part of these financial statements.

BIO LAB NATURALS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2020

Note 1 – Organization and History

Vyta Corp (the “Company”) was incorporated in Nevada in June 1996. On August 20, 2010, it changed its state of incorporation to Delaware and on November 5, 2010 it changed its name to Bio Lab Naturals, Inc. On August 20, 2010, the Company executed a redomicile merger with its wholly owned subsidiary Vyta Corp (Delaware), as result of the merger the Company’s corporate domicile moved from Nevada to Delaware.

Prior to 2011, the Company was involved in various business activities and since then the Company has been seeking a business opportunity.

Effective December 31, 2019, the Company entered into a Reorganization Agreement with Prime Time Live, Inc., a Colorado corporation (“PTL”), whereby PTL merged with a newly formed wholly owned subsidiary of the Company, and the subsidiary being the survivor in exchange for the Company issuing one share of its common stock for each share of PTL’s 5,500,000 issued and outstanding shares of common stock. See Note 5 – Significant Acquisition.

Note 2 – Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Bio Lab Naturals, Inc. and its wholly owned subsidiary. All intercompany balances have been eliminated during consolidation.

Use of Estimates in the Preparation of Consolidated Financial Statements

The preparation of consolidated financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Significant estimates include the fair value of assets and liabilities, income taxes and the valuation allowances related to accounts receivable, deferred tax assets and contingencies.

Cash and Cash Equivalents

The Company considers all liquid investments purchased with an initial maturity of three months or less to be cash equivalents. Cash and cash equivalents include demand deposits carried at cost which approximates fair value. The Company maintains its cash in institutions insured by the Federal Deposit Insurance Corporation (“FDIC”).

Concentration of Credit Risk

The Company offers its services to a small number of clients. This risk of non-payment by these clients is considered minimal and the Company does not generally obtain collateral for sales. The Company continually monitors the credit standing of its clients.

Accounts Receivable

The Company records accounts receivable at net realizable value. This value includes an appropriate allowance for uncollectible accounts to reflect any loss anticipated on the accounts receivable balances and is charged to other income (expense) in the statements of operations. Management calculates this allowance based on its history of write-offs, the level of past-due accounts based on the contractual terms of the receivables, and the Company’s relationships with, and the economic status of, its clients. At September 30, 2020 and December 31, 2019, there are no allowance for uncollectible accounts.

BIO LAB NATURALS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2020

Equipment

Equipment is recorded at cost and consists of video equipment. Expenditures for major additions and improvements are capitalized and minor replacements, maintenance, and repairs are charged to expense as incurred. When equipment is retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the results of operations for the respective period. Depreciation of video equipment is over the estimated useful life of five years using the straight-line method for consolidated financial statement purposes. At September 30, 2020 and December 31, 2019 there were capitalized costs of $177,281 and $ $160,536, respectively. Depreciation expense for the three ended September 30, 2020 and 2019 was $8,783 and $0, respectively and for the nine months ended September 30, 2020 and 2019 was $25,681 and $0, respectively. See Note 4 – Fair Value Measurements.

Revenue recognition

The Company follows the provisions of Accounting Standards Update (“ASU”) No. 2014 - 09, Revenue from Contracts with Customers (Topic 606), using the full retrospective transition method. The Company’s adoption of ASU 2014 - 09 did not have a material impact on the amount and timing of revenue recognized in its consolidated financial statements.

Under ASU 2014 - 09, the Company recognizes revenue when control of the promised services is transferred to clients, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those services.

The Company derives its revenues from the rendering of entertainment rental services. The Company applies the following five steps in order to determine the appropriate amount of revenue to be recognized as it fulfills its obligations under each of its contracts:

Identify the contract with a client;

Identify the performance obligations in the contract;

Determine the transaction price;

Allocate the transaction price to performance obligations in the contract; and

Recognize revenue as the performance obligation is satisfied.

Impairment of Long-Lived Assets

In accordance with authoritative guidance on accounting for the impairment or disposal of long-lived assets, as set forth in Topic 360 of the ASC, the Company assesses the recoverability of the carrying value of its long-lived assets when events occur that indicate an impairment in value may exist. An impairment loss is indicated if the sum of the expected undiscounted future net cash flows is less than the carrying amount of the assets. If this occurs, an impairment loss is recognized for the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets.

Other Comprehensive Loss

The Company has no material components of other comprehensive loss and accordingly, net loss is equal to comprehensive loss for the period.

Income Taxes

The Company uses the liability method of accounting for income taxes under which deferred tax assets and liabilities are recognized for the future tax consequences of temporary differences between the accounting bases and the tax bases of the Company’s assets and liabilities. The deferred tax assets and liabilities are computed using enacted tax rates in effect for the year in which the temporary differences are expected to reverse.

BIO LAB NATURALS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2020

The Company's deferred income taxes include certain future tax benefits. The Company records a valuation allowance against any portion of those deferred income tax assets when it believes, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred income tax asset will not be realized.

The Company has adopted ASC guidance regarding accounting for uncertainty in income taxes. This guidance clarifies the accounting for income taxes by prescribing the minimum recognition threshold an income tax position is required to meet before being recognized in the consolidated financial statements and applies to all income tax positions. Each income tax position is assessed using a two-step process. A determination is first made as to whether it is more likely than not that the income tax position will be sustained, based upon technical merits, upon examination by the taxing authorities. If the income tax position is expected to meet the more likely than not criteria, the benefit recorded in the consolidated financial statements equals the largest amount that is greater than 50% likely to be realized upon its ultimate settlement. At September 30, 2020 and December 31, 2019, there were no uncertain tax positions that required accrual.

Goodwill

In accordance with generally accepted accounting principles, goodwill cannot be amortized, however, it must be tested annually for impairment. This impairment test is calculated at the reporting unit level. The goodwill impairment test has two steps. The first identifies potential impairments by comparing the fair value of a reporting unit with its book value, including goodwill. If the fair value of the reporting unit exceeds the carrying amount, goodwill is not impaired and the second step is not necessary. If the carrying value exceeds the fair value, the second step calculates the possible impairment loss by comparing the implied fair value of goodwill with the carrying amount. If the implied goodwill is less than the carrying amount, a write-down is recorded. Management tests goodwill each year for impairment, or when facts or circumstances indicate impairment has occurred.

Net Loss per Share

Basic net loss per common share of stock is calculated by dividing net loss available to common stockholders by the weighted-average number of common shares outstanding during each period. Diluted net loss per common share is calculated by dividing net loss by the weighted-average number of common shares outstanding, including the effect of other dilutive securities. The Company’s had no potentially dilutive securities issued as of and during the three and nine months ended September 30, 2020 and 2019.

Equity Based Payments

The Company recognizes compensation cost for equity-based awards based on estimated fair value of the award and records capitalized cost or compensation expense over the requisite service period.

Off-Balance Sheet Arrangements

As part of its ongoing business, the Company has not participated in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (SPEs), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. For the period through September 30, 2020, the Company has not been involved in any unconsolidated SPE transactions.

Subsequent Events

The Company evaluates events and transactions after the balance sheet date but before the consolidated financial statements are issued.

BIO LAB NATURALS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2020

Note 3 – Going Concern and Managements’ Plan

The Company’s consolidated financial statements for the three and nine months ended September 30, 2020 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company reported a net loss for the three and nine months ended September 30, 2020 of $57,714 and $209,316, respectively and an accumulated deficit of $35,377,386 at September 30, 2020.

The Company’s significant operating losses raise substantial doubt about its ability to continue as a going concern within one year after the date of the issuance of these financial statements. The future success of the Company is dependent on its ability to attract additional capital and ultimately, upon its ability to develop future profitable operations. There can be no assurance that the Company will be successful in obtaining such financing, or that it will attain positive cash flow from operations. However, management believes that actions presently being taken to raise additional capital as more fully disclosed in these financial statements provides the opportunity for the Company to continue as a going concern.

Note 4 – Fair Value Measurements

The Company applies the authoritative guidance applicable to all financial assets and liabilities required to be measured and reported on a fair value basis, as well as to non-financial assets and liabilities measured at fair value on a non-recurring basis, including impairments of long-lived assets. The fair value of an asset or liability is the amount that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the measurement date. The Company maximizes the use of observable inputs and minimizes the use of unobservable inputs when measuring fair value. Observable inputs are inputs that market participants would use in valuing the asset or liability based on market data obtained from sources independent of the Company. Unobservable input are inputs that reflect the Company’s assumptions of what market participants would use in valuing the asset or liability based on the information available in the circumstances.

Financial and non-financial assets and liabilities are classified within the valuation hierarchy based upon the lowest level of input that is significant to the fair value measurement. The Company’s policy is to recognize transfers in and out of the fair value hierarchy as of the end of the reporting period in which the event or change in circumstances caused the transfer. The Company has consistently applied the valuation techniques discussed below in all periods presented. The hierarchy is organized into three levels based on the reliability of the inputs as follows:

Level 1: Quoted prices in active markets for identical assets or liabilities; or

Level 2: Quoted prices in active markets for similar assets and liabilities and inputs, quoted prices for identical or similar assets or liabilities in markets that are not active and model-derived valuations whose inputs or significant value drivers are observable; or

Level 3: Unobservable pricing inputs in which there is little or no market data, which requires the reporting entity to develop its own assumptions.

The following table presents the Company’s non-financial assets and liabilities that were measured at fair value on a non-recurring basis at December 31, 2019 by level within the fair value hierarchy:

Description	Level 1	Level 2	Level 3	Total
Assets
Equipment	$—	$—	$160,536	$160,536
Goodwill	$—	$—	$1,429,107	$1,429,107

Effective December 31 2019, the Company’s equipment was tested under ASC 360 as to its recoverability to determine if impairment is required under the accounting guidance. The Company used Level 3 inputs to measure the fair value of the assets. As such, there was no impairment.

BIO LAB NATURALS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2020

Effective December 31, 2019, the Company acquired Prime Time Live Inc. and as a result realized goodwill in the amount of $1,429,107. Thus, due to the significance of this event, goodwill was tested under ASC 360 as to its recoverability. Therefore, goodwill is recorded at fair value if impairment is required under the accounting guidance. The Company used Level 3 inputs to measure the fair value of the asset and management determined that there were no future undiscounted cash flows associated with goodwill. As such, the Company’s goodwill was fully impaired at December 31, 2019 in the amount of $1,429,107.

Note 5 – Significant Acquisition

Effective December 31, 2019, the Company entered into a Reorganization Agreement with Prime Time Live, Inc., a Colorado corporation whereby PTL merged with a newly formed wholly owned subsidiary of the Company, and the subsidiary being the survivor in exchange for the Company issuing one share of its common stock for each share of PTL’s 5,500,000 issued and outstanding shares of common stock valued at $0.30 per share, based upon the stock price on the OTC markets at December 31, 2019, or a total value of $1,650,000.

The following table presents the allocation of the consideration given to the assets acquired and liabilities assumed, based on their fair values at December 31, 2019:

Consideration Given
Shares of common stock	$1,650,000

Total purchase price	$1,650,000

Allocation of Consideration Given
Cash	$69,527
Accounts receivable, net	13,000
Equipment	160,536
Goodwill	1,429,107

Total assets	1,672,170

Current liabilities	22,170

Net assets acquired	$1,650,000

Note 6 – Debt

Convertible Promissory Note

An affiliate of an officer of the Company, loaned the Company $14,200 in exchange for an unsecured convertible promissory note that included interest at the rate of six percent (6%) per annum on the unpaid principal balance with any accrued and unpaid interest due on or before December 31, 2020 (the “Note”). The Note allowed for the note holder to convert, at their discretion, any accrued and unpaid interest and principal balance due on the Note in whole or in part into shares of the Company’s common stock at a conversion price of $0.125 per share. On June 12, 2020, the note holder converted $10,000 of the Note into 80,000 shares of the Company’s common stock and on July 1, 2020 the Company repaid $4,200 in principal on the Note plus $251 in interest. At September 30, 2020, the Note was paid in full. See Note 9 - Related Party Transactions.

BIO LAB NATURALS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2020

Note 7 – Stockholders’ Equity

Preferred Shares

Class A Convertible

At September 30, 2020, there are a total of 500,000 shares of Class A Convertible shares of preferred stock (“Class A”) issued and outstanding. The Class A shares provide that when voting as a single class, the shares shall have the votes and the voting power at all times to be at least 60% of the voting power of the Company. Further, the holders of the Class A shares at their discretion and subject to a change of control and to the qualification by application to either NASQAD or NYSE Emerging Markets, can convert their one share of Class A into two shares of the Company’s common stock, subject to adjustment. In addition, the holder of the shares of Class A is entitled to a liquidation preference of the Company senior to all other securities of the Company.

Common Shares

The Company’s capital stock at September 30, 2020 consists of 200,000,000 authorized shares of $0.0001 par value common stock. At September 30, 2020, there are a total of 10,753,504 shares of common stock issued and outstanding.

During the nine months ended September 30, 2020, the Company sold 2,095,999 of its common stock as part of a private placement for $262,000 in cash or $0.125 per share, issued 100,000 shares of its common for services rendered in the amount of $12,500 and issued 80,000 shares of its common stock to convert debt in the amount of $10,000. See Note 9 – Related Party Transactions.

Note 8 – Equity Based Payments

The Company accounts for equity-based payment accruals under authoritative guidance as set forth in the Topics of the ASC. The guidance requires all equity-based payments to employees and non-employees, including grants of employee and non-employee stock options and warrants, to be recognized in the consolidated financial statements based at their fair values.

2014 Stock Incentive Plan

Effective January 15, 2020, the Company’s adopted its 2020 Stock Option and Award Plan (the “2020 Stock Incentive Plan”). Under the 2020 Stock Incentive Plan, the Board of Directors may grant options or purchase rights to purchase common stock to officers, employees, and other persons who provide services to the Company or any related company. The participants to whom awards are granted, the type of awards granted, the number of shares covered for each award, and the purchase price, conditions and other terms of each award are determined by the Board of Directors, except that the term of the options shall not exceed 10 years. A total of 2 million shares of the Company’s common stock are subject to the 2020 Stock Incentive Plan. The shares issued for the 2020 Stock Incentive Plan may be either treasury or authorized and unissued shares. During the three and nine months ended September 30, 2020, the Company granted no options under the 2020 Stock Incentive Plan.

Note 9 – Related Party Transactions

Due to Related Parties

During the three months ended September 30, 2020, the Company repaid an affiliate of one of its officers $4,200 in principal plus $251 in interest toward an unsecured convertible promissory note.

BIO LAB NATURALS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2020

During the three months ended September 30, 2020, the Company repaid an affiliate of one of its officers $3,270 on an unsecured loan and at September 30, 2020 owes $0.

During the nine months ended September 30, 2020, the Company repaid an affiliate of one of its officers $10,000 toward an unsecured convertible promissory note by issuing 80,000 shares of its common stock value at $0.125 per share.

Equity for Services

During the nine months ended September 30, 2020, the Company issued 100,000 shares of its common stock to two of its board members valued at $12,500 in exchange for services and expensed such services as consulting fees in the statement of operations.

Consulting Fees

During the nine months ended September 30, 2020 and 2019, the Company incurred consulting fees in the amount of $39,500 and $48,000, respectively to an officer, an officer of one of its affiliates and a promoter.

Note 9 – Subsequent Events

The Company’s Form S-1 Registration Statement filed with the Securities and Exchange Commission became effective on October 16, 2020.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements and Associated Risks.

This Form 10-Q contains certain statements that are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. For this purpose, any statements contained in this Form 10-Q that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as “may,” “will, “expect,” “believe,” “anticipate,” “estimate,” “continue” or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within our control. These factors include but are not limited to economic conditions generally and in the industries in which we may participate; competition within our chosen industry, including competition from much larger competitors; technological advances and failure to successfully develop business relationships.

Based on our financial history since inception, our auditor has expressed substantial doubt as to our ability to continue as a going concern. As reflected in the accompanying financial statements, as of September 30, 2020, we had an accumulated deficit totaling $35,377,386. This raises substantial doubts about our ability to continue as a going concern.

Our plan of operations for the next 12 months is as follows:

The Company has been continuing its business and has experienced sales during the three months ended September 30, 2020 of $21,000. Management has now been able to reconnect with event services business relationships as a result of the impact from COVID-19 lessening and the normal demand for the event services business. Therefore, the Company now expects, without any new or additional steps, additional revenues to be generated during the fourth quarter of 2020 and continued operational status.

4th Quarter 2020	Marketing and Operations	$50,041

1st Quarter 2021	Marketing and Operations	$18,559

2nd Quarter 2021	Marketing and Operations	$70,290

3rd Quarter 2021	Marketing and Operations	$82,694

Results of HISTORICAL Operations

For the Three Months Ended September 30, 2020 Compared to the Three Months Ended September 30, 2020

During the three months ended September 30, 2020 and 2019 we recognized total revenues of $21,000. The Company expects to generate revenues in the fourth quarter of 2020 and for the next 12 months.

Gross profit loss for the three months ended September 30, 2020 was $(13,363) compared to $0 for three months ended September 30, 2019. The increase in gross profit loss of $13,363 pertained primarily to increase in cost of sales of $34,363 offsetting related revenues of $21,000.

During the three months ended September 30, 2020, we recognized $44,351 in operating expenses compared to $73,000 for the three months ended September 30, 2019. The change results primarily from a decrease in related party consulting fees and general and administrative expenses for the current period.

For the Nine Months Ended September 30, 2020 Compared to the Nine Months Ended September 30, 2019

During the nine months ended September 30, 2020 and 2019 we recognized total revenues of $21,000 and $0, respectively. The Company expects to generate revenues in the fourth quarter of 2020 and for the next 12 months.

Gross profit loss for the nine months ended September 30, 2020 was $(41,320) compared to $0 for the nine months ended September 30, 2019. The increase in gross profit loss of $41,320 pertained primarily to increase in cost of sales of $62,320 offsetting related revenues of $21,000.

During the nine months ended September 30, 2020, we recognized $167,745 in operating expenses compared to 73,000 for the nine months ended September 30, 2019. The change of $94,745 results primarily from an increase in consulting and professional fees for the current period due to the expenses associated with the filing of a Registration Statement with the SEC, filings with the OTC Markets and related audits.

LIQUIDITY AND CAPITAL RESOURCES

Financing Activities

During the nine months ended September 30, 2020, the Company sold 2,095,999 of its common stock as part of a private placement for $262,000 and received loans from related parties, net of repayments, in the amount of $6,730.

Investing Activities

During the nine months ended September 30, 2020, the Company purchased additional event screens in the amount of $32,426.

Operating Activities

During the nine months ended September 30, 2020, the Company used cash flows from operational activities of $183,079 that was adjusted by non-cash items of: deprecation in the amount of $25,681 and the issuance of shares for services in the amount of $12,500.

Convertible Promissory Note

An affiliate of an officer of the Company, loaned the Company $14,200 in exchange for an unsecured convertible promissory note that included interest at the rate of six percent (6%) per annum on the unpaid principal balance with any accrued and unpaid interest due on or before December 31, 2020 (the “Note”). The Note allowed for the note holder to convert, at their discretion, any accrued and unpaid interest and principal balance due on the Note in whole or in part into shares of the Company’s common stock at a conversion price of $0.125 per share. On June 12, 2020, the note holder converted $10,000 of the Note into 80,000 shares of the Company’s common stock and on July 1, 2020 the Company repaid $4,200 in principal on the Note plus $251 in interest. At September 30, 2020, the Note was paid in full. See Note 9 - Related Party Transactions.

In order for us to continue as a going concern, we will need to obtain additional debt or equity financing and look for companies with cash flow positive operations that we can acquire. There can be no assurance that we will be able to secure additional debt or equity financing, that we will be able to acquire cash flow positive operations, or that, if we are successful in any of those actions, those actions will produce adequate cash flow to enable us to meet all our future obligations. Most of our existing financing arrangements are short-term. If we are unable to obtain additional debt or equity financing, we may be required to significantly reduce or cease operations.

Going Concern

We have approximately $115,000 in cash as of October 30, 2020 and have incurred operating losses and limited cash flows from operations since inception. As of September 30, 2020, we had accumulated deficit of $(35,377,386) and we will require additional working capital to fund operations through 2020 and beyond. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our financial statements included in this Form 10-Q do not include any adjustments related to recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should we be unable to continue as a going concern. The audited financial statements included in the Company’s recent Registration Statement on Form S-1 have been prepared assuming that we will continue as a going concern and do not include any adjustments that might result if we cease to continue as a going concern.

Based on our financial history since inception, in their report on the financial statements for the period ended December 31, 2019, our independent registered public accounting firm has expressed substantial doubt as to our ability to continue as a going concern. There is no assurance that any revenue will be realized in the future.

There can be no assurance that we will have adequate capital resources to fund planned operations or that any additional funds will be available to us when needed or at all, or, if available, will be available on favorable terms or in amounts required by us. If we are unable to obtain adequate capital resources to fund operations, we may be required to delay, scale back or eliminate some or all of our operations, which may have a material adverse effect on our business, results of operations and ability to operate as a going concern.

Short Term

On a short-term basis, we have not generated revenues sufficient to cover our growth-oriented operations plan. Based on prior history, we may continue to incur losses until such a time that our revenues are sufficient to cover our operating expenses and growth-oriented operations plan. As a result, we may need additional capital in the form of equity or loans, none of which is committed as of this filing.

Capital Resources

We have only common stock as our capital resource, and our assets, cash and receivables.

We have no material commitments for capital expenditures within the next year, however, as operations are expanded substantial capital will be needed to pay for expansion and working capital.

Need for Additional Financing

We have limited funds, and such funds may not be adequate to carry out our business plan in the event production industry. Our ultimate success depends upon our ability to raise additional capital. We are investigating the availability, sources, and terms that might govern the acquisition of additional capital.

We have no commitment at this time for additional capital. If we need additional capital, we have no assurance that funds will be available from any source or, if available, that they can be obtained on terms acceptable to us. If not available, our operations will be limited to those that can be financed with our existing capital.

Off Balance Sheet Arrangements

None

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time period specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is accumulated and communicated to management including our principal executive officer/principal financial officer as appropriate, to allow timely decisions regarding required disclosure.

Management has carried out an evaluation of the effectiveness of the design and operation of our Company’s disclosure controls and procedures. Due to the lack of personnel and outside directors, management acknowledges that there are deficiencies in these controls and procedures. The Company anticipates that with further resources, the Company will expand both management and the board of directors with additional officers and independent directors in order to provide sufficient disclosure controls and procedures.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f)) during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

In light of the current COVID-19 global pandemic, the Company included the following risk factors below in the Registration Statement declared effective by the Securities and Exchange Commission on October 16, 2020. The Company additionally will add the subsequent risk factors going forward until further notice.

COVID-19 EFFECTS ON THE ECONOMY MAY NEGATIVELY AFFECT OUR COMPANY BUSINESS.

In December 2019, COVID-19 emerged and has subsequently spread worldwide. The World Health Organization has declared COVID-19 a pandemic resulting in federal, state and local governments and private entities mandating various restrictions, including travel restrictions, restrictions on public gatherings, stay at home orders and advisories and quarantining of people who may have been exposed to the virus.

As the COVID-19 pandemic is complex and rapidly evolving, the Company's business has been and will be negatively affected for a sustained time frame. At this point, we cannot reasonably estimate the duration and severity of this pandemic, which could have a material adverse impact on our business, results of operations, financial position and cash flows.

The restrictions on crowds, gatherings, crowd sizes and travel have absolutely negatively impacted our business which relies upon social, sports and entertainment event gatherings to service. COVID-19 has impacted our revenue by 100% for approximately the last six months and has recently begun some recommencement of our services.

The continuation of COVID-19 related restriction or impacts on social, sports and entertainment gatherings has and will impact our revenues negatively and such lack of business raises substantial doubt about our ability to grow, maintain, and expand our business and generate revenues sufficient to sustain our operations as planned.

Other than as provided above, there are no material changes to risk factors as previously disclosed in the Company’s Registration Statement on Form S-1 declared effective by the Securities and Exchange Commission on October 16, 2020.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURE

Not Applicable.

ITEM 5. OTHER INFORMATION

Not Applicable.

ITEM 6. EXHIBITS

Exhibits. The following is a complete list of exhibits filed as part of this Form 10-Q. Exhibit numbers correspond to the numbers in the Exhibit Table of Item 601 of Regulation S-K.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a–14(a) or 15d-14(a) of the Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934
32.1	Certification of Chief Executive Officer under Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer under Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document (1)
101.SCH	XBRL Taxonomy Extension Schema Document (1)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (1)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (1)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (1)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (1)

(1)	Pursuant to Rule 406T of Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIO LAB NATURALS, INC.
(Registrant)

Dated: November 4, 2020	By:	/s/ W. Edward Nichols
W. Edward Nichols
(Chief Executive Officer, Principal Executive
Officer)

Dated: November 4, 2020	By:	/s/ Darrell Avey
Darrell Avey
(Chief Financial Officer, Principal Accounting
Officer)

