Form 10-K
period 2020-12-31
BIO LAB NATURALS, INC.
filed 2021-03-01
CIK 1803977

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2020

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ____________to _____________

333-239640

Commission file number

Bio Lab Naturals, Inc.
(Exact name of registrant as specified in its charter)

Delaware	84-2288662
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

7400 E. Crestline Circle, Ste. 130 Greenwood Village, CO	80111
(Address of principal executive offices)	(Zip Code)

(720) 273-0433

Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
None	None	None

Securities registered pursuant to Section 12(g) of the Act:

Common

Title of each class

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes   ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes   ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☒ Yes   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☐Yes   ☒ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

☐ Yes   ☒ No

The aggregate market value of our common shares of voting stock held by non-affiliates of our Company at December 31, 2020, computed by reference to the price at which the common equity was last sold ($0.51), as of the last business day of the registrant’s most recently completed fiscal quarter (December 31, 2020), was $2,572,187.

As of March 1, 2021, there were 10,753,504 common shares, $0.0001 par value, outstanding.

PART I

FORWARD LOOKING STATEMENTS

This Form 10-K contains forward-looking statements. Forward-looking statements are projections of events, revenues, income, future economic performance or management’s plans and objectives for our future operations. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue,” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” and the risks set out below, any of which may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks include, by way of example and not in limitation:

·	the uncertainty of profitability based upon our history of losses;

·	risks related to failure to obtain adequate financing on a timely basis and on acceptable terms to continue as going concern;

·	risks related to our operations and

·	other risks and uncertainties related to our business plan and business strategy.

This list is not an exhaustive list of the factors that may affect any of our forward-looking statements. These and other factors should be considered carefully, and readers should not place undue reliance on our forward-looking statements. Forward looking statements are made based on management’s beliefs, estimates and opinions on the date the statements are made, and we undertake no obligation to update forward-looking statements if these beliefs, estimates and opinions or other circumstances should change. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles. All references to “common stock” refer to the common shares in our capital stock.

ITEM 1. BUSINESS.

GENERAL

The following is a summary of some of the information contained in this document. Unless the context requires otherwise, references in this document to “our Company,” “us,” “we,” “our,” “Bio Lab,” “BLAB,” or the “Company” are to Bio Lab Naturals, Inc.

DESCRIPTION OF BUSINESS

Bio Lab Naturals, Inc.

History

Our predecessor, Vyta Corp, was incorporated in Nevada in June 1996. Until June 2009, Vyta Corp, through its wholly owned subsidiary BioAgra, LLC, was involved in the sale and manufacturing of a natural additive for use in the animal feed industry. On May 15, 2009, Vyta Corp ceased its operational activities. On June 30, 2009, Vyta Corp filed a Form 15-15D, with the Securities and Exchange Commission (“SEC”) to cease its filing obligations under the Securities Act of 1934. On August 20, 2010, it changed its state of incorporation to Delaware and on November 5, 2010, and through a holding company reorganization reorganized as Bio Lab Naturals, Inc. (the “Company or “Bio Lab”). Its predecessor was divested as a subsidiary.

4

The Company changed its year end from June 30th to December 31st and, therefore, the consolidated financial statements include a short year as of and for the period July 1, 2019 (Inception) through December 31, 2019.

Reorganization Activities

On August 20, 2010, Vyta Corp (Nevada) executed a redomicile merger with its wholly owned subsidiary Vyta Corp (Delaware). As a result of the merger the Company’s corporate domicile moved from Nevada to Delaware. On September 16, 2010, Vyta Corp and its wholly owned subsidiaries, 10 Vyta, Inc., with Bio Lab Naturals, Inc. entered into a Holding Company Reorganization/Merger Transaction pursuant to Delaware Statute 251(g), whereby the Company was reorganized with 10 Vyta, Inc., with Bio Lab Naturals, Inc. being the survivor holding company, and 10 Vyta was divested thereafter. The shareholders of the Company became the shareholders of Bio Lab Naturals, Inc. (hereinafter the “Company”) with no change in the number of shares.

In 2010, the Company executed a merger with Bio Protein, Inc. As part of the merger, the Company exchanged 40 shares of its outstanding common stock for one share of Bio Protein, Inc. (Colorado.) This merger was rescinded April 10, 2013 and 6,868,260 shares were agreed to be cancelled. The name was changed back to Vyta Corp, but such was changed back to Bio Lab Naturals, Inc. when there failed to be shareholder approval.

The Company agreed to a merger with Set Net Global, Inc. in 2015 and changed its name, but the merger was never completed and the name was returned to Bio Lab Naturals, Inc.

On December 31, 2019, Bio Lab Naturals, Inc., PTL Acquisition Sub, Inc. (“PTL Acquisition Sub”), a wholly-owned subsidiary of Bio Lab Naturals, Inc., domiciled in Colorado and Prime Time Live, Inc. (“PTL”), a Colorado corporation entered into a Plan of Reorganization. PTL Acquisition Sub merged with PTL where PTL Acquisition Sub became the surviving entity in exchange for one share of the Company’s common stock being issued for each share of PTL’s 5,500,000 issued and outstanding shares of common stock. A total of 6,931,061 shares of the Company’s common stock were cancelled. PTL Acquisition Sub changed its name to Prime Time Live, Inc.

On September 17, 2019, PTL was incorporated in the State of Colorado and effective October 11, 2019, acquired all of the event services business of Prime Time Mobile Event Screens LLC (“PTMVES”) in exchange for PTL issuing 350,000 shares of its common stock to the owner of PTMVES. The transaction was accounted for by PTL as an acquisition of a business under ASC 805.

Our executive offices are located at 7400 E. Crestline Circle, Suite #130, Greenwood Village, CO 80111 and the telephone number is (720) 273-0433. We maintain a website at www.primetimeliveevents.com, and such website is not incorporated into or a part of this filing.

Jumpstart Our Business Startups Act

We qualify as an “emerging growth company” as defined in Section 101 of the Jumpstart our Business Startups Act (“JOBS Act”) as we did not have more than $1,000,000,000 in annual gross revenue and did not have such amount as of December 31, 2020, our last fiscal year.

We may lose our status as an emerging growth company on the last day of our fiscal year during which (i) our annual gross revenue exceeds $1,000,000,000 or (ii) we issue more than $1,000,000,000 in non-convertible debt in a three-year period. We will lose our status as an emerging growth company if at any time we are deemed to be a large accelerated filer. We will lose our status as an emerging growth company on the last day of our fiscal year following the fifth anniversary of the date of the first sale of common equity securities pursuant to an effective registration statement.

As an emerging growth company, we may take advantage of specified reduced reporting and other burdens that are otherwise applicable to generally reporting companies. These provisions include:

5

-	A requirement to have only two years of audited financial statement and only two years of related Management Discussion and Analysis Disclosures:

-	Reduced disclosure about the emerging growth company’s executive compensation arrangements; and

-	No non-binding advisory votes on executive compensation or golden parachute arrangements.

As an emerging growth company, we are exempt from Section 404(b) of the Sarbanes-Oxley Act of 2002 and Section 14A(a) and (b) of the Securities Exchange Act of 1934. Such sections are provided below:

Section 404(b) of the Sarbanes-Oxley Act of 2002 requires a public company’s auditor to attest to, and report on, management’s assessment of its internal controls.

Sections 14A(a) and (b) of the Securities and Exchange Act, implemented by Section 951 of the Dodd-Frank Act, require companies to hold shareholder advisory votes on executive compensation and golden parachute compensation.

We have already taken advantage of these reduced reporting burdens in this Form 10-K, which are also available to us as a smaller reporting company as defined under Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

As long as we qualify as an emerging growth company, we will not be required to comply with the requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002 and Section 14A(a) and (b) of the Securities Exchange Act of 1934.

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended (the “Securities Act”) for complying with new or revised accounting standards.  We are choosing to irrevocably opt out of the extended transition period for complying with new or revised accounting standards under Section 102(b)(2) of the JOBS Act.

Prime Time Live, Inc.

Summary

Our subsidiary, Prime Time Live, Inc., is a Denver, CO based company that specializes in providing clients with high resolution mobile LED screens for entertainment, corporate, civic and sporting events. PTL, that included its predecessor PTMVES has been in the event services business since 2011. Its main operations are derived from its 30’ x 18’ LED mobile video display. This display is mounted in a 53 ft. trailer with an accompanying MQ Whisper Watt generator that can power the LED screen for 50 hours, and therefore, provides our clients with true portability.

For the year ended December 31, 2020, PTL generated $21,000 in event screen rental fees from 2 events. For the year 2019, PTL and its predecessor, PTMVES generated $139,562 in event screen rental fees from 16 events.

There are yet any revenues or commitments from either its promotional offers for sponsors or fan villages.

On November 13, 2020, PTL signed an exclusive distribution agreement with Insane Impact, LLC to act as Insane Impact’s exclusive distributor of Insane Impact Products. Insane Impact shall provide leads of LED screens for PTL sales and rental to our customers.

Screens

At December 31, 2020, Prime Time Live, Inc. owned two different screen sizes. The 30’ x 18’ mobile LED screen that was installed inside a 53 ft. trailer and an 8’ x 5’ mobile LED screen that is towed by a mid-size SUV. The 30’ x 18’ screen was sold during January 2021 for $14,700 and the 8’ x 5’ mobile LED screen is new where less than 10 hours have been used. The Company has yet to decide how it will replace the 30” x 18” mobile LED screen.

6

Sponsors

Prime Time Live, Inc. will offer companies sponsorship opportunities by placing the sponsor’s name on the side of the semi-truck in addition to advertising on the LED screens. PTL is still determining the time frame of when this service will be offered and the fees charged for such services.

Fan Villages

Prime Time Live, Inc. offers event planners an opportunity to create a fan village. A fan village is the main place at the event where people can purchase refreshments, watch the entertainment, and interact with sponsors. Prime Time Live, Inc.’s fan village is created for each event to increase people’s desire to stay for longer periods of time. PTL is in the infancy stages of when this concept will be offered as well as the revenue generated.

Going Forward

Prime Time Live, Inc. plans to:

•	Refurbish its 53 ft. semi-trailer during the first quarter of 2021 at a cost of approximately $115,000 in order to lease it to third parties during the year 2021.

We anticipate needing an estimated $150,000 in capital to continue our business operations and expansion. We do not have committed sources for these additional funds and will need to be obtained through debt or equity placements or a combination of those. We previously achieved a private placement of $262,000 for interim capital.

Below is an overview of the Bio Lab’s corporate structure.

BIO LAB NATURALS, INC. (a Delaware corporation)

Prime Time Live, Inc. (a wholly-owned subsidiary) (a Colorado corporation)

COVID-19

In December 2019, COVID-19 emerged and has subsequently spread worldwide. The World Health Organization has declared COVID-19 a pandemic resulting in federal, state and local governments and private entities mandating various restrictions, including travel restrictions, restrictions on public gatherings, stay at home orders and advisories and quarantining of people who may have been exposed to the virus. The Company continues to monitor developments, including government requirements and recommendations at the national, state, and local level to evaluate possible extensions to all or part of such closures.

As the COVID-19 pandemic is complex and rapidly evolving, the Company's plans as described above may change. At this point, we cannot reasonably estimate the duration and severity of this pandemic, which could have a material adverse impact on our business, results of operations, financial position and cash flows.

7

Ongoing Assessment of the Impact of COVID-19

Operations, Liquidity, and Capital Resources

Companies have undertaken and are generally in the process of making a diverse range of operational adjustments in response to the effects of COVID-19. These adjustments are numerous and include a transition to telework; supply chain and distribution adjustments; and suspending or modifying certain operations to comply with health and safety guidelines to protect employees, contractors, and customers, including in connection with a transition back to the workplace. These types of adjustments may have an effect on a company that would be material to an investment or voting decision, and affected companies should carefully consider their obligations to disclose this information to investors. Companies also are undertaking a diverse and sometimes complex range of financing activities in response to the effects of COVID-19 on their businesses and markets. These activities may involve obtaining and utilizing credit facilities, accessing public and private markets, implementing supplier finance programs, and negotiating new or modified customer payment terms. The SEC has required a discussion of COVID-19 related considerations, specific facts and circumstances and make disclosures to address the following questions:

•	What are the material operational challenges that management and the Board of Directors are monitoring and evaluating?
    We are challenged by the gathering restrictions under state and local rules and lack of events due to cancellation.
•	How and to what extent have you altered your operations, such as implementing health and safety policies for employees, contractors, and customers, to deal with these challenges, including challenges related to employees returning to the workplace?
    We have kept our employees to nominal, using contract service providers. We have not implemented “customer” health and safety as it is not applicable to our business. Event promoters deal with those issues.
•	How are the changes impacting or reasonably likely to impact your financial condition and short- and long-term liquidity?
    The changes will not impact our financial condition.
•	How is your overall liquidity position and outlook evolving?
    We have improved our liquidity through our private placement of $262,000 and the outlook is better for improved revenues.
•	To the extent COVID-19 is adversely impacting your revenues, consider whether such impacts are material to your sources and uses of funds, as well as the materiality of any assumptions you make about the magnitude and duration of COVID-19’s impact on your revenues. Are any decreases in cash flow from operations having a material impact on your liquidity position and outlook?
    COVID-19 has reduced our historical revenues by 100%. The bans on events and gatherings are very material to our sources and use of funds. Our reduced cash flows from operations has materially impacted our growth aspirations.
•	Have you accessed revolving lines of credit or raised capital in the public or private markets to address your liquidity needs?
    We have not used lines of credit, but we have raised $262,000 in a private placement of our common stock.
8

•	Have COVID-19 related impacts affected your ability to access your traditional funding sources on the same or reasonably similar terms as were available to you in recent periods?
    No.
•	Have you provided additional collateral, guarantees, or equity to obtain funding?
    No.
•	Have there been material changes in your cost of capital?
    Not applicable.
•	How has a change, or a potential change, to your credit rating impacted your ability to access funding?
    Not applicable.
•	Do your financing arrangements contain terms that limit your ability to obtain additional funding? If so, is the uncertainty of additional funding reasonably likely to result in your liquidity decreasing in a way that would result in you being unable to maintain current operations?
    No. If we cannot continue with capital raising, we will not be able to sustain any significant operations.
•	Are you at material risk of not meeting covenants in your credit and other agreements?
    Not applicable.
•	If you include metrics, such as cash burn rate or daily cash use, in your disclosures, are you providing a clear definition of the metric and explaining how management uses the metric in managing or monitoring liquidity?
    Not applicable.
•	Are there estimates or assumptions underlying such metrics the disclosure of which is necessary for the metric not to be misleading?
    No.
•	Have you reduced your capital expenditures and if so, how?
    Yes, we deferred planned equipment expansion and marketing programs due to COVID-19.
•	Have you reduced or suspended share repurchase programs or dividend payments?
    Not applicable.
•	Have you ceased any material business operations or disposed of a material asset or line of business?
    Yes, we sold our 30’ x 18’ LED Screen in January 2021 for $14,700.
•	Have you materially reduced or increased your human capital resource expenditures?
    Yes, we have reduced staff and outsource tasks to contractors as needed.
•	Are any of these measures temporary in nature, and if so, how long do you expect to maintain them?
    These measures are temporary and will be maintained until events are allowed again of medium to large size.
9

•	What factors will you consider in deciding to extend or curtail these measures?
    We will consider whether medium to large events are allowed.
•	What is the short- and long-term impact of these reductions on your ability to generate revenues and meet existing and future financial obligations?
    There is no impact of these reductions upon our ability to generate revenues or meet financial obligations.
•	Are you able to timely service your debt and other obligations?
    Yes, we have no debt and other obligations are minimal.
•	Have you taken advantage of available payment deferrals, forbearance periods, or other concessions? What are those concessions and how long will they last?
    Not applicable.
•	Do you foresee any liquidity challenges once those accommodations end?
    Not applicable.
•	Have you altered terms with your customers, such as extended payment terms or refund periods, and if so, how have those actions materially affected your financial condition or liquidity?
    We have not altered terms with customers.
•	Did you provide concessions or modify terms of arrangements as a landlord or lender that will have a material impact?
    We have not provided concessions or modified terms of arrangements that will have a material impact.
•	Have you modified other contractual arrangements in response to COVID-19 in such a way that the revised terms may materially impact your financial condition, liquidity, and capital resources?
    We have not modified any other contractual arrangements in response to COVID-19 in any way.
•	Are you relying on supplier finance programs, otherwise referred to as supply chain financing, structured trade payables, reverse factoring, or vendor financing, to manage your cash flow?
    No.
•	Have these arrangements had a material impact on your balance sheet, statement of cash flows, or short- and long-term liquidity and if so, how?
    Not applicable.
•	What are the material terms of the arrangements?
    Not applicable.
•	Did you or any of your subsidiaries provide guarantees related to these programs?
    None.
•	Do you face a material risk if a party to the arrangement terminates it?

    Not applicable.
•	What amounts payable at the end of the period relate to these arrangements, and what portion of these amounts has an intermediary already settled for you?
    Not applicable
•	Have you assessed the impact material events that occurred after the end of the reporting period, but before the financial statements were issued, have had or are reasonably likely to have on your liquidity and capital resources and considered whether disclosure of subsequent events in the financial statements and known trends or uncertainties in MD&A is required?
    There are no material events occurring after the end of the reporting period but before financial statements were issued which would have any effect on liquidity or capital resources and there are no new trends or uncertainties needed to be disclosed.

Government Assistance – The Coronavirus Aid, Relief, and Economic Security Act (CARES Act)

The CARES Act includes financial assistance for companies in the form of loans and tax relief in the form of deferred or reduced payments and potential refunds. Companies receiving federal assistance must consider the short- and long-term impact of that assistance on their financial condition, results of operations, liquidity, and capital resources, as well as the related disclosures and critical accounting estimates and assumptions. We have not received any financial assistance from the banks or any government agency.

•	How does a loan impact your financial condition, liquidity and capital resources?
    We have no loans.
•	What are the material terms and conditions of any assistance you received, and do you anticipate being able to comply with them?
    We have no loans.
•	Do those terms and conditions limit your ability to seek other sources of financing or affect your cost of capital?
    We have no loans.
•	Do you reasonably expect restrictions, such as maintaining certain employment levels, to have a material impact on your revenues or income from continuing operations or to cause a material change in the relationship between costs and revenues?
    We have no loans containing restrictions.
•	Once any such restrictions lapse, do you expect to change your operations in a material way?
    We have no loans and do not expect any changes in operations.
•	Are you taking advantage of any recent tax relief, and if so, how does that relief impact your short- and long-term liquidity?
    We are not impacted by tax relief from 2018 to date.
•	Do you expect a material tax refund for prior periods?
    No.
11

•	Does the assistance involve new material accounting estimates or judgments that should be disclosed or materially change a prior critical accounting estimate?
    Not applicable as there are no loans.
•	What accounting estimates were made, such as the probability a loan will be forgiven, and what uncertainties are involved in applying the related accounting guidance?
    Not applicable as there are no loans.

A Company’s Ability to Continue as a Going Concern

The SEC has advised that Management should consider whether conditions and events, taken as a whole, raise substantial doubt about the company’s ability to meet its obligations as they become due within one year after the issuance of the financial statements. There is substantial doubt about a company’s ability to continue as a going concern due to continuation of the COVID-19 pandemic and we make the following disclosure:

•	Are there conditions and events that give rise to the substantial doubt about the company’s ability to continue as a going concern?
    Yes, the continuation of COVID-19 prohibitions will continue to raise substantial doubt about our ability to grow, maintain and expand our business and generate revenues.
•	For example, have you defaulted on outstanding obligations?
    No.
•	Have you faced labor challenges or a work stoppage?
    Not applicable.
•	What are your plans to address these challenges?
    Our Company can only wait for COVID-19 to recede so that its events for medium to large gatherings are allowed again.
•	Have you implemented any portion of those plans?
    No.

INDUSTRY ANALYSIS AND HISTORY

Barriers to Entry in the Event Production Industry

There is one major barrier to entry into the Event Production Industry which is capital. We have very limited capital with which to compete in this industry. Many other competitors have been in the business for many years and have very large capital resources and an established reputation. Our barriers to entry are, in addition to lack of capital, lack of reputation, lack of recognition, part-time management, lack of financial history to raise money, and lack of equity in our Company upon which to base a capital raise.

Competitive Factors Impacting Our Ability to Gain Market Share

Our competition enjoys advantages which may prevent us from achieving a market share due to our competitors’ known reputations, large funding abilities, competent management, and capital resources all of which will impede our abilities to achieve market share.

Competitive Factors in the Industry

There are numerous entities, large advertising companies, and private investors which will compete for the same business in which we intend to engage. We will be at a significant disadvantage to all of these other competitors for the foreseeable future. All of our competitors should be considered to be far better capitalized than we are.

Registrant’s Competitive Position in the Industry

Registrant is an insignificant participant in the event production industry and cannot be expected to obtain a market share even discernable percentage wise. Without a large infusion of capital, it will remain a very small participant in the industry.

Historical Track Records

Our Company has no historical track record and we should be deemed a pure start-up of earning or operating with all of the risks of an unproven Company (see “Risk Factors”).

COMPETITION, MARKETS, REGULATION AND TAXATION

Competition

There are a large number of companies and individuals engaged in the event production industry; accordingly, there is a high degree of competition. Almost all of the companies and individuals so engaged have substantially greater technical and financial resources than we do.

We are an insignificant participant among the firms which engage in the funding of business opportunities. There are many established venture capital and financial concerns that have significantly greater financial and personnel resources and technical expertise than we have. In view of our limited financial resources and limited management availability, we will continue to be at a significant competitive disadvantage compared to our competitors.

Investment Company Act of 1940

Although we will be subject to regulation under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, we believe we will not be subject to regulation under the Investment Company Act of 1940 (the "1940 Act") insofar as we will not be engaged in the business of investing or trading in securities within the definitions and parameters which would make us subject to the “1940 Act.” In the event we engage in business activities that result in us holding investment interests in a number of entities, we might become subject to regulation under the 1940 Act. In such event, we would be required to register as an Investment Company and incur significant registration and compliance costs. Under no circumstances does the Company intend to become an investment Company and its activities and its financial statement ratios of assets and cash will be carefully monitored and other activities reviewed by the Board to prevent being classified or inadvertently becoming an investment Company which would be subject to regulation under the Investment Company Act of 1940.

As a fundamental concept, the 1940 Act requires registration of companies that invest and manage funds to invest for others and trade in securities of other companies. Those companies that cross a threshold of 40% of assets in cash and stock in other companies may be required to register. Investment companies may issue face amount certificates, be a Unit Investment Trust, or be a mutual fund. We intend to do several things to remain outside of the 1940 Act: a) we will not trade in securities of other companies or manage investments for others, b) we intend to carefully monitor our ratios of cash and securities to total assets to avoid crossing the 1940 Act threshold, c) we do not intend to issue face amount certificates, d) we do not intend to distribute profits and dividends to our shareholders on an annual or shorter basis, if ever, e) we do not pass through profits and losses to our shareholders on a tax basis, f) we will not issue Units in investment trusts, g) we will not act as a mutual fund, and h) we will not invest funds on behalf of others.

We have obtained no formal determination from the SEC as to our status under the 1940 Act and, consequently, any violation of the 1940 Act would subject us to material adverse consequences. We believe that, currently, we are exempt under Regulation 3(c)(4) and (5) of the 1940 Act.

Markets.

Our market is highly competitive and constantly changing. Commercial success is frequently dependent on capital availability, the effectiveness and sufficiency of which are very difficult to predict accurately.

Governmental Regulation.

Federal Regulations.

We are subject to regulations by securities laws as a public Company. We do not intend to become an investment Company under the Investment Company Act of 1940, but if we exceed certain thresholds of certain assets or our business operations cease to fall within certain exemptions, we might inadvertently become subject to the Act.

Compliance with Environmental Laws and Regulations.

We are not involved in operations with environmental considerations for our business.

State Regulations.

Certain states may require that we obtain a Local Business License. We intend to address this on an as needed basis. We know of no other regulations that would affect our business for temporary screen locations for events as the locations generally allow our screens.

For additional information about these matters, see “Risk Factors.”

LICENSES

None.

TITLE TO PROPERTIES

None.

BACKLOG OF ORDERS

We currently have no backlogs of orders for sales, at this time.

GOVERNMENT CONTRACTS

We have no government contracts.

COMPANY SPONSORED RESEARCH AND DEVELOPMENT

We are not conducting any research.

NUMBER OF PERSONS EMPLOYED

We have 3 independent contractors who work approximately 20 hours per week. All officers and directors work approximately 10 hours per week under their appropriate responsibility.

DESCRIPTION OF PROPERTIES/ASSETS

(a)	Real Estate.	None.
(b)	Title to properties.	None.
(c)	Patents, Trade Names, Trademarks and Copyrights	None.

Our executive offices are located in Denver, Colorado. We do not own any real property but lease an office space consisting of approximately 1100 sq. ft. among all our corporate and subsidiary locations. We believe that substantially all our property and equipment is in good condition, subject to normal wear and tear, and that our facilities have sufficient capacity to meet the current needs of our business.

REPORTS TO SECURITIES HOLDERS

We provide an annual report that includes audited financial information to our shareholders. We will make our financial information equally available to any interested parties or investors through compliance with the disclosure rules for a small business issuer under the Securities Exchange Act of 1934. We are subject to disclosure filing requirements including filing Form 10-K annually and Form 10-Q quarterly. In addition, we will file Form 8-K and other proxy and information statements from time to time as required. We do not intend to voluntarily file the above reports in the event that our obligation to file such reports is suspended under the Exchange Act. The public may read and copy any materials that we file with the Securities and Exchange Commission, (“SEC”), at the SEC’s Public Reference Room at 100 F Street NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

ITEM 1A. RISK FACTORS.

FORWARD LOOKING STATEMENTS

THIS DOCUMENT INCLUDES FORWARD-LOOKING STATEMENTS, INCLUDING, WITHOUT LIMITATION, STATEMENTS RELATING TO BIO LAB’S PLANS, STRATEGIES, OBJECTIVES, EXPECTATIONS, INTENTIONS AND ADEQUACY OF RESOURCES. THESE FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES, AND OTHER FACTORS THAT MAY CAUSE OUR COMPANY’S ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY THE FORWARD-LOOKING STATEMENTS. THESE FACTORS INCLUDE, AMONG OTHERS, THE FOLLOWING: OUR ABILITY OF TO IMPLEMENT OUR BUSINESS STRATEGY; ABILITY TO OBTAIN ADDITIONAL FINANCING; BIO LAB’S LIMITED OPERATING HISTORY; UNKNOWN LIABILITIES ASSOCIATED WITH FUTURE ACQUISITIONS; ABILITY TO MANAGE GROWTH; SIGNIFICANT COMPETITION; ABILITY TO ATTRACT AND RETAIN TALENTED EMPLOYEES; AND FUTURE GOVERNMENT REGULATIONS; AND OTHER FACTORS DESCRIBED IN THIS FILING OR IN OTHER OF BIO LAB’S FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION. BIO LAB IS UNDER NO OBLIGATION TO PUBLICLY UPDATE OR REVISE ANY FORWARD-LOOKING STATEMENTS, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE.

RISK FACTORS RELATED TO OUR BUSINESS

WE HAVE AN EVOLVING BUSINESS MODEL.

As event production evolves, so will our business model. We may continue to try to offer additional types of products or services, and we cannot offer any assurance that any of them will be successful. From time to time we may also modify aspects of our business model relating to our product mix and service offerings. We cannot offer any assurance that these or any other modifications will be successful or will not result in harm to the business. We may not be able to manage growth effectively, which could damage our reputation, limit our growth, and negatively affect our operating results.

OUR SUCCESS WILL DEPEND, TO A LARGE DEGREE, ON THE EXPERTISE AND EXPERIENCE OF THE MEMBERS OF OUR MANAGEMENT TEAM.

We will rely exclusively on the skills and expertise of our management team in conducting our business. Our management team has experience in identifying, evaluating and acquiring prospective businesses for which we may ultimately enter a joint venture, but there is no assurance our managements assessments will be successful in any joint venture. Accordingly, there is only a limited basis upon which to evaluate our prospects for achieving our intended business objectives.

We will be wholly dependent for the selection, structuring, closing and monitoring of all of our investments on the diligence and skill of our management team, under the supervision of our Board of Directors. There can be no assurance that we will attain our investment objective. The management team will have primary responsibility for the selection of companies to which we will finance, the terms and the monitoring of such investments after they are made. However, not all of the management team will devote all of their time to managing the Company. These factors may affect our profitability.

We have limited resources and limited operating history.

OUR OPERATIONS AS AN EVENT SERVICE PROVIDER MAY AFFECT OUR ABILITY TO, AND THE MANNER IN WHICH, WE RAISE ADDITIONAL CAPITAL, WHICH MAY EXPOSE US TO RISKS.

Our business will require a substantial amount of capital to market our services and then provide the services to clients in order to generate revenues. Our revenues may not be paid until 30-45 days after providing services. We may acquire additional capital from the issuance of senior securities, including borrowings or other indebtedness, or the issuance of additional shares of our common stock. However, we may not be able to raise additional capital in the future on favorable terms or at all. We may issue debt securities, other evidences of indebtedness or preferred stock, and we may borrow money from banks or other financial institutions, which we refer to collectively as "senior securities". If the value of our businesses decline, we may be unable to satisfy loan requirements. If that happens, we may be required to reduce operations and repay a portion of our indebtedness at a time when such reduction may be disadvantageous. As a result of issuing senior securities, we would also be exposed to typical risks associated with leverage, including an increased risk of loss. If we issue preferred stock, the preferred stock would rank "senior" to common stock in our capital structure. Preferred stockholders would have separate voting rights and might have rights, preferences, or privileges more favorable than those of our common stockholders. If we raise additional funds by issuing more common stock or senior securities convertible into, or exchangeable for, our common stock, then the percentage ownership of our stockholders at that time will decrease.

WE ARE DEPENDENT UPON OUR PART-TIME MANAGEMENT FOR OUR SUCCESS WHICH IS A RISK TO OUR INVESTORS.

Our lack of full-time management may be an impediment to our business achievement. Without full-time officers, we may not have sufficient devoted time and effort to find successful loan prospects, additional capital, or manage our loan portfolio, which could impair our ability to succeed in our business plan and could cause investment in our Company to lose value.

WE HAVE A LIMITED AMOUNT OF FUNDS AVAILABLE FOR INVESTMENT IN VENTURES AND AS A RESULT OUR VENTURES MAY LACK DIVERSIFICATION.

Based on the amount of our existing available funds, it is unlikely that we will be able to commit our funds to a large number of ventures. Prospective investors should understand that our venture investments are not, and in the future may not be, substantially diversified. We may not achieve the same level of diversification as larger entities engaged in similar activities. Therefore, our assets may be subject to greater risk of loss than if they were more widely diversified. The loss of one or more of our limited number of investments could have a material adverse effect on our financial condition.

WE HAVE A LACK OF REVENUE HISTORY AND STOCKHOLDERS CANNOT VIEW OUR PAST PERFORMANCE SINCE WE HAVE A LIMITED OPERATING HISTORY.

During the year ended December 31, 2020, we recognized revenues of $21,000. We are not profitable. We must be regarded as a new venture with all of the unforeseen costs, expenses, problems, risks and difficulties to which such ventures are subject. Prime Time Live, Inc. had historical revenues as part of its event services business that was acquired by the Company from Prime Time Mobile Video Event Screens LLC and reported in our Form S-1.

WE ARE NOT DIVERSIFIED, AND WE WILL BE DEPENDENT ON ONLY ONE BUSINESS, EVENT SERVICE PROVIDER.

Because of the limited financial resources that we have, it is unlikely that we will be able to diversify our operations. Our probable inability to diversify our activities into more than one area will subject us to economic fluctuations within the event services industry and therefore increase the risks associated with our operations due to lack of diversification.

WE CAN GIVE NO ASSURANCE OF SUCCESS OR PROFITABILITY TO OUR STOCKHOLDERS.

There is no assurance that we will ever operate profitably. There is no assurance that we will generate revenues or profits, or that the market price of our common stock will be increased thereby.

WE MAY HAVE A SHORTAGE OF WORKING CAPITAL IN THE FUTURE WHICH COULD JEOPARDIZE OUR ABILITY TO CARRY OUT OUR BUSINESS PLAN.

Our capital needs consist primarily of expenses related to general and administrative operations and legal and accounting and could exceed $180,000 in the next twelve months. Such funds are not currently committed, and we have cash of approximately $55,000 at February 28, 2021.

WE WILL NEED ADDITIONAL FINANCING FOR WHICH WE HAVE NO COMMITMENTS, AND THIS MAY JEOPARDIZE EXECUTION OF OUR BUSINESS PLAN.

We have limited funds, and such funds may not be adequate to carry out our business plan in the event production industry. Our ultimate success depends upon our ability to raise additional capital. We are investigating the availability, sources, and terms that might govern the acquisition of additional capital.

We have no commitment at this time for additional capital. If we need additional capital, we have no assurance that funds will be available from any source or, if available, that they can be obtained on terms acceptable to us. If not available, our operations will be limited to those that can be financed with our modest capital.

WE MAY IN THE FUTURE ISSUE MORE SHARES/UNITS WHICH COULD CAUSE A LOSS OF CONTROL BY OUR PRESENT MANAGEMENT AND CURRENT STOCKHOLDERS.

We may issue further shares as consideration for the cash or assets or services out of our authorized but unissued common stock that would, upon issuance, represent a majority of the voting power and equity of our Company. The result of such an issuance would be those new stockholders and management would control our Company, and persons unknown could replace our management at that time. Such an occurrence would result in a greatly reduced percentage of ownership of our Company by our current stockholders, which could present significant risks to stockholders.

WE HAVE AUTHORIZED AND DESIGNATED CLASS A PREFERRED SUPER MAJORITY VOTING CONVERTIBLE STOCK, WHICH HAVING VOTING RIGHTS OF 60% OF THE VOTING POWER OF OUR COMMON STOCK AT ALL TIMES.

Class A Preferred Super Majority Voting Convertible Stock (the “Class A Preferred”) of which 500,000 shares of preferred stock have been authorized for the class. The Class A Preferred are to have super majority voting rights over common stock voting 60% of the voting power of our common stock at all times. At this time, all shares of the Class

A Preferred have been issued to Helion Holdings LLC (beneficially owned by W. Edward Nichols, our CEO) (50%) and W. Edward Nichols (50%).

OUR OFFICERS AND DIRECTORS MAY HAVE CONFLICTS OF INTERESTS AS TO CORPORATE OPPORTUNITIES WHICH WE MAY NOT BE ABLE OR ALLOWED TO PARTICIPATE IN AND MAY RECEIVE COMPENSATION FROM OUR PARENT COMPANY.

Presently there is no requirement contained in our Articles of Incorporation, Bylaws, or minutes which requires officers and directors of our business to disclose to us business opportunities which come to their attention. Our officers and directors do, however, have a fiduciary duty of loyalty to us to disclose to us any business opportunities which come to their attention, in their capacity as an officer and/or director or otherwise. Excluded from this duty would be opportunities which the person learns about through his involvement as an officer and director of another company. We have no intention of merging with or acquiring a business opportunity from any affiliate or officer or director. Our current officers and directors also currently serve other companies and as such may present conflicts due to lack of full-time attention to the Company. We intend to diversify and/or expand our Board of Directors in the future.

None of our Officers and Directors has any interest in any competitive business to ours or any service provider to our Company. The other businesses in which our officers and directors now participate have no relation to our business, do not compete with our business and do not supply services, materials, or technology to our business. We see the primary conflict as one of necessary time devoted to the Company business and internal controls and procedures for accounting for our quarterly and annual reports under Section 13(a) of the Securities Exchange Act of 1934, which must be filed timely under the section and quarterly reviews and annual audits by our auditors which require adequate record keeping.

WE HAVE AGREED TO INDEMNIFICATION OF OFFICERS AND DIRECTORS AS IS PROVIDED BY DELAWARE STATUTES.

Delaware General Corporation Laws provide for the indemnification of our directors, officers, employees, and agents, under certain circumstances, against attorney’s fees and other expenses incurred by them in any litigation to which they become a party arising from their association with or activities our behalf. We will also bear the expenses of such litigation for any of our directors, officers, employees, or agents, upon such person’s promise to repay us therefore if it is ultimately determined that any such person shall not have been entitled to indemnification. This indemnification policy could result in substantial expenditures by us that we will be unable to recoup.

OUR DIRECTORS’ LIABILITY TO US AND STOCKHOLDERS IS LIMITED.

Delaware General Corporation Laws exclude personal liability of our directors and our stockholders for monetary damages for breach of fiduciary duty except in certain specified circumstances. Accordingly, we will have a much more limited right of action against our directors that otherwise would be the case. This provision does not affect the liability of any director under federal or applicable state securities laws.

We have no full-time employees which may impede our ability to carry on our business. Our officers are independent consultants who devote up to 10 hours per week to Company business. The lack of full-time employees may very well prevent the Company’s operations from being efficient, and may impair the business progress and growth, which is a risk to any investor.

REPORTING REQUIREMENTS UNDER THE EXCHANGE ACT AND COMPLIANCE WITH THE SARBANES-OXLEY ACT OF 2002, INCLUDING ESTABLISHING AND MAINTAINING ACCEPTABLE INTERNAL CONTROLS OVER FINANCIAL REPORTING, ARE COSTLY AND MAY INCREASE SUBSTANTIALLY.

The rules and regulations of the SEC require a public company to prepare and file periodic reports under the Exchange Act, which will require that the Company engage legal, accounting, auditing and other professional services. The engagement of such services is costly. Additionally, the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) requires, among other things, that we design, implement and maintain adequate internal controls and procedures over financial reporting. The costs of complying with the Sarbanes-Oxley Act and the limited technically qualified personnel we have may make it difficult for us to design, implement and maintain adequate internal controls over financial reporting. In the event that we fail to maintain an effective system of internal controls or discover material weaknesses in our internal controls, we may not be able to produce reliable financial reports or report fraud, which may harm our overall financial condition and result in loss of investor confidence and a decline in our share price.

As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Act of 2010 and other applicable securities rules and regulations. Despite recent reforms made possible by the JOBS Act, compliance with these rules and regulations will nonetheless increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and increase demand on our systems and resources, particularly after we are no longer an “emerging growth company.” The Exchange Act requires, among other things, that we file annual, quarterly, and current reports with respect to our business and operating results.

We are working with our legal, accounting and financial advisors to identify those areas in which changes should be made to our financial and management control systems to manage our growth and our obligations as a public company. These areas include corporate governance, corporate control, disclosure controls and procedures and financial reporting and accounting systems. We have made, and will continue to make, changes in these and other areas. However, we anticipate that the expenses that will be required in order to adequately prepare for being a public company could be material. We estimate that the aggregate cost of increased legal services; accounting and audit functions; personnel, such as a chief financial officer familiar with the obligations of public company reporting; consultants to design and implement internal controls; and financial printing alone will be a few hundred thousand dollars per year and could be several hundred thousand dollars per year. In addition, if and when we retain independent directors and/or additional members of senior management, we may incur additional expenses related to director compensation and/or premiums for directors’ and officers’ liability insurance, the costs of which we cannot estimate at this time. We may also incur additional expenses associated with investor relations and similar functions, the cost of which we also cannot estimate at this time. However, these additional expenses individually, or in the aggregate, may also be material.

In addition, being a public company could make it more difficult or more costly for us to obtain certain types of insurance, including directors’ and officers’ liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. The impact of these events could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers.

The increased costs associated with operating as a public company may decrease our net income or increase our net loss and may cause us to reduce costs in other areas of our business or increase the prices of our products or services to offset the effect of such increased costs. Additionally, if these requirements divert our management’s attention from other business concerns, they could have a material adverse effect on our business, financial condition and results of operations.

COMPETITION FROM SIMILAR SERVICE PROVIDERS

We expect to encounter competition from other entities having similar business objectives, some of whom may have greater resources than us. Virtually all of our competitors will have a competitive advantage and are much larger. The need to compete for investment opportunities may make it necessary for us to offer clients attractive transaction terms than otherwise might be the case. We anticipate being a co-investor with other venture capital groups, and these relationships with other groups may expand our access to business opportunities.

WE HAVE INCURRED SIGNIFICANT LOSSES AND ANTICIPATE FUTURE LOSSES.

At December 31, 2020, we had an accumulated deficit of $(35,443,852) and for the year ended December 31, 2020, we incurred a net loss of $(275,782).

As a result of these, among other factors, we received from our registered independent public accountants in their report of the financial statements as of and for the year ended December 31, 2020 and for the period July 1, 2019

(Inception) through December 31, 2019, an explanatory paragraph stating that there is substantial doubt about our ability to continue as a going concern.

OUR EXISTING FINANCIAL RESOURCES ARE INSUFFICIENT TO MEET OUR ONGOING OPERATING EXPENSES.

We have no sources of income at this time and insufficient assets to meet our ongoing operating expenses. In the short term, unless we are able to raise additional debt and/or equity, we shall be unable to meet our ongoing operating expenses. However, as noted elsewhere in this filing, we were able to sell equity in our Company during the year ended December 31, 2020 and receive proceeds in the amount of $262,000. On a longer-term basis, we may seek to merge with another entity with experienced management and opportunities for growth in return for shares of our common stock to create value for our shareholders. There can be no assurance that these events will be successfully completed.

BECAUSE INSIDERS CONTROL OUR ACTIVITIES, THAT MAY CAUSE US TO ACT IN A MANNER THAT IS MOST BENEFICIAL TO THEM AND NOT TO OUTSIDE SHAREHOLDERS WHICH COULD CAUSE US NOT TO TAKE ACTIONS THAT OUTSIDE INVESTORS MIGHT VIEW FAVORABLY

Our officers, directors, and holders of 5% or more of our issued and outstanding common stock beneficially own approximately 53% of our issued and outstanding common stock and the Super Majority Voting Class A Preferred Stock votes 60% at all times until redeemed. As a result, they effectively control all matters requiring director and stockholder approval, including the election of directors, the approval of significant corporate transactions, such as mergers and related party transaction. These insiders also have the ability to delay or perhaps even block, by their ownership of our stock, an unsolicited tender offer. This concentration of ownership could have the effect of delaying, deterring or preventing a change in control of our Company that you might view favorably.

OUR OFFICER/DIRECTOR HAS THE ABILITY TO EFFECTIVELY CONTROL SUBSTANTIALLY ALL ACTIONS TAKEN BY STOCKHOLDERS.

Mr. Nichols, the CEO and a director of the Company controls 60.0% of our issued and outstanding common stock with the Class A Preferred voting stock held by him, and, therefore he effectively controls substantially all actions taken by our stockholders, including the election of directors. Such concentration of ownership could also have the effect of delaying, deterring or preventing a change in control that might otherwise be beneficial to stockholders and may also discourage the market for our stock due to the concentration.

WE MAY DEPEND UPON OUTSIDE ADVISORS, WHO MAY NOT BE AVAILABLE ON REASONABLE TERMS AND AS NEEDED.

To supplement the business experience of our officers and directors, we may be required to employ accountants, technical experts, appraisers, attorneys, or other consultants or advisors. Our Board without any input from stockholders will make the selection of any such advisors. Furthermore, it is anticipated that such persons may be engaged on an "as needed" basis without a continuing fiduciary or other obligation to us. In the event we consider it necessary to hire outside advisors, we may elect to hire persons who are affiliates, if they are able to provide the required services.

THE INABILITY OF OUR COMPANY TO ADEQUATELY EXECUTE OUR GROWTH OR EXPANSION STRATEGIES WOULD HAVE A NEGATIVE IMPACT ON OUR COMPANY VALUE.

The possibility that our Company will not be able to fully carry out or execute on its expansion or growth plans presents significant risk. Our success will ultimately depend on the success of our marketing. If our intended expansion or growth plan does not come to fruition or is otherwise impeded, or is unprofitable, we may not be able to stay in business or have any value.

RISK FACTORS RELATED TO OUR STOCK

WE CAN GIVE NO ASSURANCE OF SUCCESS OR PROFITABILITY TO OUR INVESTORS.

Cash flows generated from operating activities were not enough to support all working capital requirements for the year ended December 31, 2020 and the period July 1, 2019 (Inception) through December 31, 2019. Financing activities described below, have helped with working capital and other capital requirements. We incurred $(275,782) and $(1,909,107), respectively, in losses, and we used $226,765 and $25,000, respectively, in cash for operations for the year ended December 31, 2020 and the period July 1, 2019 (Inception) through December 31, 2019. Cash flows used in investing activities were $42,427 for the year ended December 31, 2020 whereas we acquired cash from investing activities of $69,527 for the period July 1, 2019 (Inception) through December 31, 2019. Cash flows from financing activities were $268,730 and $25,000, respectively for the same periods. These factors cause substantial doubt about our ability to continue as a going concern for a period of one year from the issuance of these financial statements.

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

Our sources of capital are loans and sales of equity from common or preferred stock. We have no commitments for loans or equity sales at this date.

WE MAY IN THE FUTURE ISSUE MORE SHARES OF COMMON STOCK WHICH COULD CAUSE A LOSS OF CONTROL BY OUR PRESENT MANAGEMENT AND CURRENT STOCKHOLDERS.

We may issue further shares as consideration for the cash or assets or services out of our authorized but unissued common stock that would, upon issuance, represent a majority of the voting power and equity of our Company. The result of such an issuance would be those new stockholders and management would control our Company, and persons unknown could replace our management at this time. Such an occurrence would result in a greatly reduced percentage of ownership of our Company by our current shareholders, which could present significant risks to investors.

WE CAN ISSUE FUTURE SERIES OF SHARES OF PREFERRED STOCK WITHOUT SHAREHOLDER APPROVAL, WHICH COULD ADVERSELY AFFECT THE RIGHTS OF COMMON SHAREHOLDERS.

Our Articles of Incorporation permit our Board of Directors to establish the rights, privileges, preferences and restrictions, including voting rights, of future series of stock and to issue such stock without approval from our shareholders. The rights of holders of common stock may suffer as a result of the rights granted to holders of preferred stock that may be issued in the future. In addition, we could issue preferred stock to prevent a change in control of our Company, depriving common shareholders of an opportunity to sell their stock at a price in excess of the prevailing market price.

OUR OFFICERS AND DIRECTORS MAY HAVE CONFLICTS OF INTEREST AS TO CORPORATE OPPORTUNITIES WHICH WE MAY NOT BE ABLE OR ALLOWED TO PARTICIPATE IN.

Presently there is no requirement contained in our Articles of Incorporation, Bylaws, or minutes which requires officers and directors of our business to disclose to us business opportunities which come to their attention. Our officers and directors do, however, have a fiduciary duty of loyalty to us to disclose to us any business opportunities which come to their attention, in their capacity as an officer and/or director or otherwise. Excluded from this duty would be opportunities which the person learns about through his involvement as an officer and director of another company. We have no intention of merging with or acquiring business opportunity from any affiliate or officer or director. (See “Conflicts of Interest” at page 41)

WE HAVE AGREED TO INDEMNIFICATION OF OFFICERS AND DIRECTORS AS IS PROVIDED BY DELAWARE GENERAL CORPORATION LAW.

Delaware General Corporation Laws provide for the indemnification of our directors, officers, employees, and agents, under certain circumstances, against attorney’s fees and other expenses incurred by them in any litigation to which they become a party arising from their association with or activities our behalf. We will also bear the expenses of such litigation for any of our directors, officers, employees, or agents, upon such person’s promise to repay us therefore if it is ultimately determined that any such person shall not have been entitled to indemnification. This indemnification policy could result in substantial expenditures by us that we will be unable to recoup.

OUR DIRECTORS’ LIABILITY TO US AND SHAREHOLDERS IS LIMITED.

Delaware General Corporation Laws exclude personal liability of our directors and our stockholders for monetary damages for breach of fiduciary duty except in certain specified circumstances. Accordingly, we will have a much more limited right of action against our directors than otherwise would be the case. This provision does not affect the liability of any director under federal or applicable state securities laws.

OUR STOCK PRICES IN THE MARKET MAY BE VOLATILE.

The value of our common stock may be highly volatile and could be subject to fluctuations in price in response to various factors, some of which are beyond our control. These factors include:

•	quarterly variations in our results of operations or those of our competitors;
•	announcements by us or our competitors of acquisitions, new products, significant contracts, commercial relationships or capital commitments;
•	disruption to our operations or those of other sources critical to our operations;
•	the emergence of new competitors or new technologies;
•	our ability to develop and market new and enhanced products on a timely basis;
•	seasonal or other variations in our subscriber base;
•	commencement of, or our involvement in, litigation;
•	availability of additional spectrum;
•	dilutive issuances of our stock or the stock of our subsidiaries, or the incurrence of additional debt;
•	changes in our board or management;
•	adoption of new or different accounting standards;
•	changes in governmental regulations or in the status of our regulatory approvals;
•	changes in earnings estimates or recommendations by securities analysts; and
•	general economic conditions and slow or negative growth of related markets.

In addition, the stock market in general, and the market for shares of event companies in particular, has experienced price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. We expect the value of our common stock will be subject to such fluctuations.

WE MAY NOT BE ABLE TO SUCCESSFULLY IMPLEMENT OUR BUSINESS STRATEGY WITHOUT SUBSTANTIAL ADDITIONAL CAPITAL. ANY SUCH FAILURE MAY ADVERSELY AFFECT THE BUSINESS AND RESULTS OF OPERATIONS.

Unless we can generate revenues sufficient to implement our business plan, we will need to obtain additional financing through debt or bank financing, or through the sale of shareholder interests to execute our business plan. We expect to need $150,000 in the next twelve months in capital or loans to expand our plans and operations. We may not be able to obtain this financing at all. We have not sought commitments for this financing, and we have no terms for either debt or equity financing, and we realize that it may be difficult to obtain on favorable terms. Moreover, if we issue additional equity securities to support our operations, Investor holdings may be diluted. Our business plans are at risk if we cannot continually achieve additional capital raising to complete our plans.

WE MAY BE UNABLE TO COMPETE WITH LARGER, MORE ESTABLISHED COMPETITORS.

The market for providing large screen display and advertising services is competitive. We expect competition to intensify in the future. Many of our potential competitors have longer operating histories, larger customer bases, greater recognition and significantly greater resources. As a result, competitors may be able to respond more quickly to emerging technologies, trends, and changes in customer requirements than we can. The continuous and timely introduction of competitively priced services into the market is critical to our success, and there can be no assurance that we will be able to introduce such services. We may not be able to compete successfully against competitors, and the competitive pressures we face may have an adverse effect on our business.

A LIMITED PUBLIC MARKET EXISTS FOR OUR COMMON STOCK AT THIS TIME, AND THERE IS NO ASSURANCE OF A FUTURE MARKET.

There is a limited public market for our common stock, and no assurance can be given that a market will continue or that a shareholder ever will be able to liquidate his investment without considerable delay, if at all. If a market should continue, the price may be highly volatile. Factors such as those discussed in this “Risk Factors” section may have a significant impact upon the market price of the shares offered hereby. Due to the low price of our securities, many brokerage firms may not be willing to effect transactions in our securities. Even if a purchaser finds a broker willing to affect a transaction in our shares, the combination of brokerage commissions, state transfer taxes, if any, and any other selling costs may exceed the selling price. Further, many lending institutions will not permit the use of our shares as collateral for any loans.

OUR STOCK WILL, IN ALL LIKELIHOOD, BE THINLY TRADED AND AS A RESULT YOU MAY BE UNABLE TO SELL AT OR NEAR ASK PRICES OR AT ALL IF YOU NEED TO LIQUIDATE YOUR SHARES.

The shares of our common stock may be thinly-traded. We are a small company which is relatively unknown to stock analysts, stock brokers, institutional stockholders and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven, early stage company such as ours or purchase or recommend the purchase of any of our securities until such time as we became more seasoned and viable. As a consequence, there may be periods of several days or more when trading activity in our securities is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on Securities price. We cannot give you any assurance that a broader or more active public trading market for our common securities will develop or be sustained, or that any trading levels will be sustained. Due to these conditions, we can give stockholders no assurance that they will be able to sell their shares at or near ask prices or at all if they need money or otherwise desire to liquidate their securities.

THE REGULATION OF PENNY STOCKS BY THE SEC AND FINRA MAY DISCOURAGE THE TRADABILITY OF OUR SECURITIES.

We are a “penny stock” company. None of our securities currently trade in any market and, if ever available for trading, will be subject to a Securities and Exchange Commission rule that imposes special sales practice requirements upon broker-dealers who sell such securities to persons other than established customers or accredited investors. For purposes of the rule, the phrase “accredited investors” means, in general terms, institutions with assets in excess of $5,000,000, or individuals having a net worth in excess of $1,000,000 or having an annual income that exceeds $200,000 (or that, when combined with a spouse’s income, exceeds $300,000). For transactions covered by the rule, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser’s written agreement to the transaction prior to the sale. Effectively, this discourages broker-dealers from executing trades in penny stocks. Consequently, the rule will affect the ability of purchasers in this offering to sell their securities in any market that might develop therefore because it imposes additional regulatory burdens on penny stock transactions.

In addition, the Securities and Exchange Commission has adopted a number of rules to regulate “penny stocks". Such rules include Rules 3a51-1, 15g-1, 15g-2, 15g-3, 15g-4, 15g-5, 15g-6, 15g-7, and 15g-9 under the Securities and Exchange Act of 1934, as amended. Because our securities constitute “penny stocks” within the meaning of the rules, the rules would apply to us and to our securities. The rules will further affect the ability of owners of shares to sell our securities in any market that might develop for them because it imposes additional regulatory burdens on penny stock transactions.

Shareholders should be aware that, according to Securities and Exchange Commission, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (i) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (ii) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (iii) “boiler room” practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (iv) excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and (v) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired consequent investor losses. Our management is aware of the abuses that have occurred historically in the penny stock market. Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to our securities.

Inventory in penny stocks have limited remedies in the event of violations of penny stock rules. While the courts are always available to seek remedies for fraud against us, most, if not all, brokerages require their customers to sign mandatory arbitration agreements in conjunctions with opening trading accounts. Such arbitration may be through an independent arbiter. Investors may file a complaint with FINRA against the broker allegedly at fault, and FINRA may be the arbiter, under FINRA rules. Arbitration rules generally limit discovery and provide more expedient adjudication, but also provide limited remedies in damages usually only the actual economic loss in the account. Investors should understand that if a fraud case is filed against a company in the courts it may be vigorously defended and may take years and great legal expenses and costs to pursue, which may not be economically feasible for small investors.

That absent arbitration agreements, specific legal remedies available to investors of penny stocks include the following:

If a penny stock is sold to the investor in violation of the requirements listed above, or other federal or states securities laws, the investor may be able to cancel the purchase and receive a refund of the investment.

If a penny stock is sold to the investor in a fraudulent manner, the investor may be able to sue the persons and firms that committed the fraud for damages.

The fact that we are a penny stock company will cause many brokers to refuse to handle transactions in the stocks, and may discourage trading activity and volume, or result in wide disparities between bid and ask prices. These may cause investors significant illiquidity of the stock at a price at which they may wish to sell or in the opportunity to complete a sale. Investors will have no effective legal remedies for these illiquidity issues.

WE WILL PAY NO DIVIDENDS IN THE FORESEEABLE FUTURE.

We have not paid dividends on our common stock and do not anticipate paying such dividends in the foreseeable future.

RULE 144 SALES IN THE FUTURE MAY HAVE A DEPRESSIVE EFFECT ON OUR STOCK PRICE.

All of the outstanding shares of common stock held by our present officers, directors, and affiliate stockholders are “restricted securities” within the meaning of Rule 144 under the Securities Act of 1933, as amended. As restricted Shares, these shares may be resold only pursuant to an effective registration statement or under the requirements of Rule 144 or other applicable exemptions from registration under the Act and as required under applicable state securities laws. Rule 144 provides in essence that a person who has held restricted securities for six months, under certain conditions, sell every three months, in brokerage transactions, a number of shares that does not exceed the greater of 1.0% of a company’s outstanding common stock or the average weekly trading volume during the four calendar weeks prior to the sale. There is no limit on the amount of restricted securities that may be sold by a non-affiliate after the owner has held the restricted securities for a period of six months. A sale under Rule 144 or under any other exemption from the Act, if available, or pursuant to subsequent registration of shares of common stock of present stockholders, may have a depressive effect upon the price of the common stock in any market that may develop.

ANY SALES OF OUR COMMON STOCK, IF IN SIGNIFICANT AMOUNTS, ARE LIKELY TO DEPRESS THE FUTURE MARKET PRICE OF OUR SECURITIES.

Assuming all of the shares of common stock held by the selling security holders registered on Form S-1 effective October 16, 2020 are sold, we would have 9,690,999 new shares that are freely tradable and therefor available for sale, in market or private transactions.

Unrestricted sales of 9,690,999 shares of stock by our selling stockholders could have a huge negative impact on our share price, and the market for our shares.

OUR STOCKHOLDERS MAY SUFFER FUTURE DILUTION DUE TO ISSUANCES OF SHARES FOR VARIOUS CONSIDERATIONS IN THE FUTURE.

There may be substantial dilution to our stockholders as a result of future decisions of the Board to issue shares without shareholder approval for cash, services, or acquisitions.

ANY NEW POTENTIAL INVESTORS WILL SUFFER A DISPROPORTIONATE RISK AND THERE WILL BE IMMEDIATE DILUTION OF EXISTING INVESTORS’ INVESTMENTS.

Our present shareholders have acquired their securities at a cost significantly less than that which the investors purchasing pursuant to shares will pay for their stock holdings or at which future purchasers in the market may pay. Therefore, any new potential investors will bear most of the risk of loss.

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

The restrictions on crowds, gatherings, crowd sizes and travel have absolutely negatively impacted our business which relies upon social, sports and entertainment event gatherings to service. COVID-19 has impacted our revenue by 100% for approximately the last year and has recently begun some recommencement of our services.

The continuation of COVID-19 related restriction or impacts on social, sports and entertainment gatherings has and will impact our revenues negatively and such lack of business raises substantial doubt about our ability to grow, maintain, and expand our busines and generate revenues sufficient to sustain our operations as planned (See expanded COVID-19 impact discussion under “Ongoing Assessment of the Impact of COVID-19” – Operations, Liquidity, and Capital Resources on pages 8-12).

WE CAN ISSUE SHARES OF PREFERRED STOCK WITHOUT SHAREHOLDER APPROVAL, WHICH COULD ADVERSELY AFFECT THE RIGHTS OF COMMON SHAREHOLDERS.

Our Articles of Incorporation permit our Board of Directors to establish the rights, privileges, preferences and restrictions, including voting rights, of future series of stock and to issue such stock without approval from our shareholders. The rights of holders of common stock may suffer as a result of the rights granted to holders of preferred stock that may be issued in the future. In addition, we could issue preferred stock to prevent a change in control of our

Company, depriving common shareholders of an opportunity to sell their stock at a price in excess of the prevailing market price.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

(a)	Real Estate.	None.
(b)	Title to properties.	None.
(c)	Patents, Trade Names, Trademarks and Copyrights	None.

Our executive offices are located in Denver, Colorado. We do not own any real property, but lease and office space consisting of approximately 1100 sq. ft. among all of our corporate and subsidiary locations. We believe that substantially all of our property and equipment is in good condition, subject to normal wear and tear, and that our facilities have sufficient capacity to meet the current needs of our business.

ITEM 3. LEGAL PROCEEDINGS.

We are not currently involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suite, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our companies or our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect. We anticipate that we (including current and any future subsidiaries) will from time to time become subject to claims and legal proceedings arising in the ordinary course of business. It is not feasible to predict the outcome of any such proceedings and we cannot assure that their ultimate disposition will not have a materially adverse effect on our business, financial condition, cash flows or results of operations.

ITEM 4. MINE SAFETY DISCLOSURE.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

On October 30, 2020, our Company received approval from OTC Markets Group for our securities to be designated as trading on the OTCQB Venture Market under the OTCQB ticker symbol “BLAB”. Because we are quoted on the OTCQB, our securities may be less liquid, receive less coverage by security analysts and news media, and generate lower prices than might otherwise be obtained if they were listed on a national securities exchange.

The following table sets forth the high and low bid quotations for our common stock as reported on the OTCQB for the periods indicated.

Fiscal 2020	Low	High
First Quarter – ended March 31, 2020	$0.30	$1.00
Second Quarter – ended June 30, 2020	$0.40	$0.90
Third Quarter – ended September 30, 2020	$0.25	$0.51
Fourth Quarter – ended December 31, 2020	$0.51	$0.51

Fiscal 2019	Low	High
First Quarter – ended March 31, 2019	$0.005	$0.007
Second Quarter – ended June 30, 2019	$0.007	$0.007
Third Quarter – ended September 30, 2019	$0.07	$1.00
Fourth Quarter – ended December 31, 2019	$0.20	$0.40

Holders.

At December 31, 2020, there are approximately 547 record holders of 10,753,504 shares of our common stock and 500,000 shares of Class A Preferred.

Dividends.

As of the filing of this Form 10-K, we have not paid any dividends to stockholders. There are no restrictions which would limit our ability to pay dividends on common equity or that are likely to do so in the future. The Delaware General Corporation Laws, however, do prohibit us from declaring dividends where, after giving effect to the distribution of the dividend; we would not be able to pay our debts as they become due in the usual course of business; or our total assets would be less than the sum of the total liabilities plus the amount that would be needed to satisfy the rights of stockholders who have preferential rights superior to those receiving the distribution.

Securities Authorized for Issuance Under Equity Compensation Plans.

We adopted a Stock Option and Award Plan on January 15, 2020. We have authorized 2,000,000 shares of common stock to be available for the Plan. We have granted no options exercisable for shares of our common stock under the Plan.

Common Stock

The Company is presently authorized to issue two hundred million (200,000,000) shares of its $0.0001 par value common shares. A total 10,753,504 common shares are issued and outstanding at December 31, 2020.

All shares, when issued, will be fully paid and non-assessable. All shares are equal to each other with respect to voting, liquidation, and dividend rights. Special Stockholders' meetings may be called by the Officers or Directors, or upon the request of holders of at least one-tenth (1/10th) of the outstanding shares. Holders of shares are entitled to one vote at any Stockholders' meeting for each share they own as of the record date set by the Board of Directors. There is no quorum requirement for Stockholders’ meetings. Therefore, a vote of the majority of the shares represented at a meeting will govern even if this is substantially less than a majority of the shares outstanding. Holders of shares are entitled to receive such dividends as may be declared by the Board of Directors out of funds legally available therefore, and upon liquidation are entitled to participate pro rata in a distribution of assets available for such a distribution to Stockholders. There are no conversion, pre-emptive or other subscription rights or privileges with respect to any shares. Reference is made to the Company's Articles of Incorporation and its By-Laws as well as to the applicable statutes of the State of Delaware for a more complete description of the rights and liabilities of holders of shares. It should be noted that the Board of Directors without notice to the Stockholders may amend the By-Laws. The shares of the Company do not have cumulative voting rights, which mean that the holders of more than fifty percent (50%) of the shares voting for election of Directors may elect all the Directors if they choose to do so. In such event, the holders of the remaining shares aggregating less than fifty percent (50%) of the shares voting for election of Directors may not be able to elect any Director.

Preferred Stock

The Company is presently authorized to issue Five Million (5,000,000) shares of its $0.0001 par value Preferred Stock. A total of 500,000 shares of Class A Preferred Convertible Super Majority Voting Stock are issued and outstanding at December 31, 2020 which have a deemed par value of $0.04 per share

Class A Preferred Convertible Super Majority Voting Stock

The Certificate of Incorporation of the Company authorizes the issuance of up to five million (5,000,000) shares of Preferred Stock, $0.0001 par value per share (herein, “Preferred Stock” or “Preferred Shares”), and expressly vests in the Board of Directors of the Company the authority provided therein to issue any or all of the Preferred Shares in one (1) or more Class or classes and by resolution or resolutions to establish the designation and number and to fix the relative rights and preferences of each Class to be issued. The Board authorized Five Hundred Thousand (500,000) of the Five Million (5,000,000) authorized shares of Preferred Stock of the Company to be designated Class A Preferred Convertible Super Majority Voting Stock, deemed par value $0.04 per share (herein, “Class A Preferred” or “Class A Preferred Convertible Stock”), and shall possess the rights and preferences set forth below:

Rank. The Class A Preferred Convertible Stock shall rank: (i) senior to any other class or Class of outstanding Preferred Shares or Class of capital stock of the Company; (ii) prior to all of the Company's common stock, ("common stock"); and (iii) prior to any other class or Class of capital stock of the Company hereafter created "Junior Securities"); and in each case as to distributions of assets upon liquidation, dissolution or winding up of the Company, whether voluntary or involuntary (all such distributions being referred to collectively as "Distributions").

Dividends. The Class A Preferred Convertible Stock shall bear no dividends, except that in the event dividends are declared for common stock, the same rate of dividend per share shall be due and payable to the Class A Preferred shareholders on the same terms.

Liquidation / Merger Preference.

(a)       So long as a majority of the shares of Class A Preferred authorized are outstanding, the Company will not, without the written consent of the holders of at least 51% of the Company’s outstanding Class A Preferred, either directly or by amendment, merger, consolidation, or otherwise: (i) liquidate, dissolve or wind-up the affairs of the Company, or effect any Liquidation Event; (ii) amend, alter, or repeal any provision of the Certificate of Incorporation or Bylaws in a manner adverse to the Class A Preferred (iii) create or authorize the creation of, or issue any other security convertible into or exercisable for, any equity security, having rights, preferences or privileges senior to the Class A Preferred, or (iv) purchase or redeem or pay any dividend on any capital stock prior to the Class A Preferred, other than stock repurchased from former employees or consultants in connection with the cessation of their employment/services.

(b)       In the event of any liquidation, merger, dissolution or winding up of the Company, either voluntary or involuntary, the holders of shares of Class A Preferred Convertible Stock (each a “Holder” and collectively the “Holders”) shall be entitled to receive, prior in preference to any distribution to Junior Securities, an amount per share equal to $1.00 plus any allocable and due dividends per share.

(c)       Upon the completion of the distribution required to Class A Preferred holders, if assets remain in the Company, they shall be distributed to holders of Junior Securities in accordance with the Company's Certificate of Incorporation including any duly adopted Certificate(s) of Designation.

Conversion Rights:

The Holders of the Class A Preferred Convertible Stock shall, individually and collectively, have the right to convert all of their Class A Preferred Convertible Stock, in one transaction, by electing, in writing, to convert the 500,000 shares of Class A Preferred into shares of common stock of the Company, on the basis of 2 common shares for each share of Class A Preferred, subject to Adjustment to Conversion Rate. The conversion price will be subject to adjustments for stock dividends, splits, combinations and similar events and to Adjustment Due to Merger, Consolidation, Etc. If, prior to the conversion of all Class A Preferred Convertible Stock, there shall be any merger, consolidation, exchange of shares, recapitalization, reorganization, or other similar event, as a result of which shares of common stock of the Company shall be changed into the same or a different number of shares of the same or another class or classes of stock or securities of the Company or another entity or there is a sale of all or substantially all the Company’s assets, then the Holders of Class A Preferred Convertible Stock shall thereafter have the right to receive upon conversion of Class A Preferred Convertible Stock, upon the basis and upon the terms and conditions specified herein and in lieu of the shares of common stock immediately theretofore issuable upon conversion, such stock, securities and/or other assets (“New Assets”) which the Holder would have been entitled to receive in such transaction had the Class A Preferred Convertible Stock been convertible into New Assets from the date hereof, at the market price of such New Assets on the date of conversion, and in any such case appropriate provisions shall be made with respect to the rights and interests of the Holders of the Class A Preferred Convertible Stock to the end that the provisions hereof (including, without limitation, provisions for the adjustment of the conversion price and of the number of shares of common stock issuable or New Assets deliverable upon conversion of the Class A Preferred Convertible Stock) shall thereafter be applicable, as nearly as may be practicable in relation to any securities thereafter deliverable upon the exercise here.

Redemption by Company. The Company may, at its sole discretion redeem all or any portion of the Class A Preferred Convertible Stock by paying in cash by wire transfer the stated value of US $1.00 per share, plus all accrued and unpaid dividends on the Class A Preferred Convertible Stock to be redeemed, to the Holder pursuant to the Holder’s written instructions. The Holders may convert Class A Preferred Convertible Stock into common stock of the Company until such cash has been transmitted to the Holder, at which time conversion rights shall cease and the Holder shall surrender all redeemed Class A Preferred Certificates to the Company for cancellation.

Super Majority Voting Rights. The record Holders of the Class A Preferred Convertible Stock shall have the right to vote on any matter with holders of common stock and may vote as required on any action, which Delaware law provides may or must be approved by vote or consent of the holders of the specific Class of voting preferred shares and the holders of common shares. The Record Holders of the Class A Preferred shall have the right to vote on any matter with holders of common stock voting together as one (1) class. The Record Holders of the Class A Preferred shall have that number of votes (identical in every other respect to the voting rights of the holders of other Class of voting preferred shares and the holders of common stock entitled to vote at any Regular or Special Meeting of the Shareholders) equal to that number of common shares which is not less than 60% of the vote required to approve any action, which Delaware law provides may or must be approved by vote or consent of the holders of other Class of voting preferred shares and the holders of common shares or the holders of other securities entitled to vote, if any. This Super Majority Voting Right continues until redemption, conversion or an exchange listing is approved. Our Company is not currently applying for an exchange listing.

Class B Preferred Convertible Stock

In November 2019, we designated 2,000,000 shares of Preferred Stock as Class B Preferred Convertible Stock (herein, “Class B Preferred Stock”).

The Class B Preferred Stock was designated in November 2019, has a par value of $0.0001, is senior to any other class or series of outstanding Preferred Stock, except the Class A Preferred, or common stock and does not bear dividends. The Class B Preferred Stock has a liquidation preference immediately after any Senior Securities, as defined and currently the Class A Preferred, and of an amount equal to $0.005 per share. Holders of the Class B Preferred

Stock have a right to convert all or any part of the Class B Preferred Stock and will receive an equal number of common shares at the time of conversion. The Class B Preferred Stockholders have a right to vote on any matter with holders of common stock and shall have a number of votes equal to that number of Common Shares on a one to one basis. There are no shares of Class B Preferred Stock issued and outstanding as of December 31, 2020.

Transfer Agent

The transfer agent and registrar for our common stock is Mountain Share Transfer, LLC. The transfer agent’s address is 2030 Powers Ferry Road, SE, Suite #212, Atlanta, GA 30339, and its telephone number is (404) 474-3110.

Recent Sales of Unregistered Securities.

We have sold securities in the past 2 years without registering the securities under the Securities Act of 1933 as shown in the following summaries:

Issuer Purchases of Equity Securities

We did not repurchase any shares of our common stock during the period January 1, 2018 through December 31, 2020.

Shares Issued for Asset Acquisition Agreement

Persons and/or Entities	Nature	Date
Prime Time Live, Inc.	5,500,000 shares of common stock issued for founders and for services	December 2019

Shares or Warrants Issued for Compensation or Services

Since January 1, 2018 through December 31, 2020, we have issued shares of our common stock in exchange for services to the individuals and/or entities and the amounts set forth below:

Persons and/or Entities	Nature	Date

M.A. Littman	400,000 shares of common stock for legal services	December 2019

W. Edward Nichols	250,000 shares of Class A Preferred stock for services	December 2019

Michael A. Littman (1)	250,000 shares of Class A Preferred stock for services	December 2019

Jeremy Ostler	50,000 shares of common stock for Director services	April 2020

Calvin D. Smiley, Sr.	50,000 shares of common stock for Director services	April 2020

(1) Mr. Littman assigned the shares to the Michael A Littman Atty, Defined Benefit Plan. Subsequently, he sold those shares to Helion Holdings, LLC (beneficially W. Edward Nichols) in September 2020.

Shares Issued in Private Placement Offering

The sale of 2,095,999 common shares for cash during the months of April 2020 through June 2020 was based upon subscription agreements at $0.125 per share for a total of $262,000. The private placement was terminated as of the date of this Form 10-K.

Exemption From Registration Claimed

All of the above sales by us of our unregistered securities were made by us in reliance upon Rule 506 of Regulation D or Section 4(a)2 of the Securities Act of 1933, as amended (the "1933 Act"). All of the individuals and/or entities that purchased the unregistered securities were known to us and our management, through pre-existing business relationships, or long-standing business associates or were shareholders of Prime Time Live, Inc. who received exchange shares for Prime Time Live, Inc. assets. All purchasers were provided access to all material information, which they requested, and all information necessary to verify such information and were afforded access to our management in connection with their purchases. All purchasers of the unregistered securities acquired such securities for investment and not with a view toward distribution, acknowledging such intent to us. All certificates or agreements representing such securities that were issued contained restrictive legends, prohibiting further transfer of the certificates or agreements representing such securities, without such securities either being first registered or otherwise exempt from registration in any further resale or disposition.

ITEM 6. SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements and Associated Risks.

This Form 10-K contains certain statements that are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. For this purpose, any statements contained in this Form 10-K that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “estimate,” or “continue,” or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within our control. These factors include but are not limited to economic conditions generally and in the industries in which we may participate; competition within our chosen industry, including competition from much larger competitors; technological advances and failure to successfully develop business relationships.

Based on our financial history since inception, our auditor has expressed substantial doubt as to our ability to continue as a going concern. As reflected in the accompanying financial statements, at December 31, 2020, we had an accumulated deficit totaling $(35,443,852). This raises substantial doubts about our ability to continue as a going concern.

PLAN OF OPERATIONS

We have now been able to reconnect with event services business relationships as a result of the impact from COVID-19 lessening and near normal demand for the event services business. In addition, the Company further expects, as a result of Prime Time Live Inc.’s new distribution agreement with Insane Impact LLC as of November 13, 2020 (the “Agreement”), additional revenues to be generated during the 2021 year.

As part of the Agreement, we have entered into a new 12 month arrangement in February 2021 with a third party to lease our soon to be refurbished 53’ semi-trailer at an annual rate of $119,000 with an option to purchase as well as acquire and sell LED Screens. These transactions will allow us to generate needed cash flow to fund our operations.

Results of Operations

For the Year Ended December 31, 2020 Compared to the Period July 1, 2019 (Inception through December 31, 2019

During the year ended December 31, 2020, we recognized total revenues of $21,000 compared to no revenues for the period July 1, 2019 (Inception) through December 31,2019.

Gross profit loss for the year ended December 31, 2020 was $(57,763) compared to $0 for the period July 1, 2019 through December 31, 2019. The increase in gross profit loss of $57,763 pertained primarily to increase in cost of sales of $78,763 offsetting related revenues of $21,000.

During the year ended December 31, 2020, we recognized $217,768 in operating expenses compared to $1,874,107 for the period July 1, 2019 (Inception) through December 31, 2019. The change results primarily from a decrease in consulting fees of $366,640, increase in general and administrative expenses and professional fees of $25,579 and $113,829, respectively and a decrease in a one-time impairment of goodwill of $1,429,107.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

During the year ended December 31, 2020, we used cash flows from operational activities of $226,765 based upon a net loss of $275,782 which was adjusted for the non-cash items of $35,291 in deprecation and $12,500 in the issuance of shares for services. During the period July 1, 2019 (Inception) through December 31, 2019, we used cash flows from operational activities of $25,000 based upon a net loss of $1,909,107 which was adjusted for the non-cash items of $420,000 in issuance of shares for services, $1,429,107 in asset impairment and $34,103 in loss on extinguishment of debt.

Investing Activities

During the year ended December 31, 2020, we purchased additional event screens in the amount of $42,427. During the period July 1, 2019 (Inception) through December 31, 2019, we acquired cash of $69,527 from the acquisition of a subsidiary.

Financing Activities

During the year ended December 31, 2020, we were provided cash flows from financing activities through the sale of 2,095,999 shares of our common stock as part of a private placement in the amount of $262,000 and received loans from related parties, net of repayments, in the amount of $6,730 compared to the period July 1, 2019 (Inception) through December 31, 2019, we were provided loans from related parties, net of repayments in the amount of $25,000.

Convertible Promissory Note

An affiliate of an officer of the Company, loaned the Company $14,200 in exchange for an unsecured convertible promissory note that included interest at the rate of six percent (6%) per annum on the unpaid principal balance with any accrued and unpaid interest due on or before December 31, 2020 (the “Note”). The Note allowed for the note holder to convert, at their discretion, any accrued and unpaid interest and principal balance due on the Note in whole or in part into shares of the Company’s common stock at a conversion price of $0.125 per share. On June 12, 2020, the note holder converted $10,000 of the Note into 80,000 shares of the Company’s common stock and on July 1, 2020 the Company repaid $4,200 in principal on the Note plus $251 in interest. At December 31, 2020, the Note was paid in full.

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

Going Concern

We have approximately $55,000 in cash at February 28, 2021 and have incurred operating losses and limited cash flows from operations since inception. At December 31, 2020, we had an accumulated deficit of $(35,443,852) and we will require additional working capital to fund operations through 2021 and beyond. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our financial statements included in this Form 10-K do not include any adjustments related to recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should we be unable to continue as a going concern.

In their report on the financial statements for the year ended December 31, 2020, our independent registered public accounting firm has expressed substantial doubt as to our ability to continue as a going concern. There is no assurance that any revenue will be realized in the future.

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

Capital Resources

We have only common stock as our capital resource, and our assets and cash.

We have approximately $115,000 in commitments for capital expenditures within the next year, however, as operations are expanded substantial capital will be needed to pay for expansion and working capital.

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

CRITICAL ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Bio Lab Naturals, Inc. and its wholly owned subsidiary. All intercompany balances have been eliminated during consolidation.

The Company changed its year end from June 30th to December 31st and, therefore the consolidated financial statements include a short year as of and for the period July 1, 2019 (Inception) through December 31, 2019.

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

Accounts Receivable

The Company records accounts receivable at net realizable value. This value includes an appropriate allowance for uncollectible accounts to reflect any loss anticipated on the accounts receivable balances and is charged to other income (expense) in the statements of operations. Management calculates this allowance based on its history of write-offs, the level of past-due accounts based on the contractual terms of the receivables, and the Company’s relationships with, and the economic status of, its clients. At December 31, 2020 and 2019, there are no allowance for uncollectible accounts.

Equipment

Equipment is recorded at cost and consists of screen video and related equipment. Expenditures for major additions and improvements are capitalized and minor replacements, maintenance, and repairs are charged to expense as incurred. When equipment is retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the results of operations for the respective period. Depreciation of equipment is over the estimated useful life of five to ten years using the straight-line method for consolidated financial statement purposes. At December 31, 2020 and 2019, there were capitalized costs of $202,963 and $ $160,536, respectively. Depreciation expense for the year ended December 31, 2020 and 2019 was $35,291 and $0, respectively. See Note 4 – Fair Value Measurements.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Act of 1934 and are not required to provide the information under this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

BIO LAB NATURALS, INC. AND SUBSIDIARY

FINANCIAL STATEMENTS

For the Year ended December 31, 2020 and

For the Period July 1, 2019 (Inception) through December 31, 2019

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Bio Lab Naturals, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Bio Lab Naturals, Inc. (the "Company") as of December 31, 2020 and 2019, the related statement of operations, stockholders' equity (deficit), and cash flows for the period July 1, 2019 (Inception) through December 31, 2019 and through December 31, 2020, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the period July 1, 2019 (Inception) through December 31, 2019 and through December 31, 2020, in conformity with accounting principles generally accepted in the United States.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company’s significant operating losses raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s BF Borgers CPA PC

BF Borgers CPA PC

We have served as the Company's auditor since 2019

Lakewood, CO

March 1, 2021

BIO LAB NATURALS, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	December 31,
	2020	2019
Assets
Current assets
Cash and cash equivalents	$69,065	$69,527
Accounts receivable, net	—	13,000
Deposits	10,000	—
Total current assets	79,065	82,527
Equipment
Equipment, net of accumulated depreciation, $35,291 and
$0, respectively	167,672	160,536

Total Assets	$246,737	$243,063

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$17,126	$18,900
Due to related party	—	3,270
Total current liabilities	17,126	22,170
Total liabilities	17,126	22,170

Commitments and Contingencies	—

Stockholders' Equity
Preferred shares, $0.0001 par value, 5,000,000 shares authorized;
Class A Convertible, deemed par value $0.04 per share; 500,000
shares issued and outstanding at December 31, 2020 and 2019	50	50
Common shares, $0.0001 par value, 200,000,000 shares authorized;
10,753,504 and 8,477,505 shares issued and outstanding at
December 31, 2020 and 2019, respectively	1,075	848
Additional paid in capital	35,672,338	35,388,065
Retained (deficit)	(35,443,852)	(35,168,070)
Total stockholders' equity	229,611	220,893

Total Liabilities and Stockholders' Equity	$246,737	$243,063

The accompanying notes are an integral part of these financial statements.

BIO LAB NATURALS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS

		Period from
		July 1, 2019 (Inception)
	Year Ended	Through
	December 31, 2020	December 31, 2019
Sales	$21,000	$—

Cost of sales
Cost of sales - other	43,472	—
Depreciation	35,291	—
Total cost of sales	78,763	—

Gross profit	(57,763)	—

Operating expenses
Consulting fees - related party	39,500	420,000
Consulting fees	13,860	—
General and administrative expenses - other	50,579	25,000
Professional fees	113,829	—
Asset impairment	—	1,429,107
Total operating expenses	217,768	1,874,107

Loss from operations	(275,531)	(1,874,107)

Other (expense)
Loss on extinguishment of debt	—	(34,103)
Interest expense	(251)	(897)

Total other expenses	(251)	(35,000)

Loss before income taxes	(275,782)	(1,909,107)

Income taxes	—	—

Net loss	$(275,782)	$(1,909,107)

Net loss per common share - basic and diluted	$(0.03)	$(0.21)

Weighted average number of common shares	9,762,063	9,240,816

The accompanying notes are an integral part of these financial statements.

BIO LAB NATURALS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

	Preferred Shares $0.0001 Par Value
	Class A Convertible		Series AA
	Shares	Amount	Shares	Amount
BALANCES, July 1, 2019	—	$—	2,000	$2
Issuance of shares for services, related party	500,000	50	—	—
Issuance of shares for debt	—	—	—	—
Issuance of shares to acquire subsidiary	—	—	—	—
Redemption of shares	—	—	(2,000)	(2)
Net loss for the period	—	—	—	—
BALANCES, December 31, 2019	500,000	50	—	—

Issuance of shares for services	—	—	—	—
Issuance of shares for conversion of debt	—	—	—	—
Sale of shares for cash at $0.125 per share	—	—	—	—
Net loss for the year	—	—	—	—
BALANCES, December 31, 2020	500,000	$50	—	$—

	Common Shares		Additional		Total
	$0.0001 Par Value		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	(Deficit)	Equity
BALANCES, July 1, 2019	9,308,566	$931	$33,258,030	$(33,258,963)	$—
Issuance of shares for services, related party	400,000	40	419,910	—	420,000
Issuance of shares for debt	200,000	20	59,980	—	60,000
Issuance of shares to acquire subsidiary	5,500,000	550	1,649,450	—	1,650,000
Redemption of shares	(6,931,061)	(693)	695	—	—
Net loss for the period	—	—	—	(1,909,107)	(1,909,107)
BALANCES, December 31, 2019	8,477,505	848	$35,388,065	(35,168,070)	220,893

Issuance of shares for services	100,000	10	12,490	—	12,500
Issuance of shares for debt	80,000	8	9,992	—	10,000
Sale of shares for cash at $0.125 per share	2,095,999	209	261,791	—	262,000
Net loss for the year	—	—	—	(275,782)	(275,782)
BALANCES, December 31, 2020	10,753,504	$1,075	35,672,338	$(35,443,852)	$229,611

The accompanying notes are an integral part of these financial statements.

BIO LAB NATURALS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

		Period from
		July 1, 2019 (Inception)
	Year Ended	Through
	December 31, 2020	December 31, 2019
OPERATING ACTIVITIES
Net loss	$(275,782)	$(1,909,107)
Adjustment to reconcile net loss to net cash flows used
in operating activities
Issuance of common shares for services, related party	12,500	420,000
Asset impairment	—	1,429,107
Loss on extinguishment of debt	—	34,103
Depreciation	35,291	—
Changes in:
Accounts receivable - net	13,000	—
Deposits	(10,000)	—
Accounts payable	(1,774)	897
Net cash (used in) operating activities	(226,765)	(25,000)

INVESTING ACTIVITIES
Cash acquired in purchase of subsidiary	—	69,527
Purchase of equipment	(42,427)	—
Net cash provided by (used in) investing activities	(42,427)	69,527

FINANCING ACTIVITIES
Funds from sale of common shares	262,000	—
Funds from loans, net of repayments - related party	6,730	25,000
Net cash provided by financing activities	268,730	25,000

Net increase (decrease) in cash	(462)	69,527
Cash at beginning of year	69,527	—
Cash at end of year	$69,065	$69,527

Supplemental Schedule of Cash Flow Information:
Interest paid	$251	$—
Income taxes paid	$—	$—

Supplemental Schedule of Non-Cash Flow Information:
Issuance of common shares for property	$—	$1,650,000
Issuance of common shares for debt	$10,000	$60,000

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

The Company changed its year end from June 30th to December 31st and, therefore the consolidated financial statements include a short year as of and for the period July 1, 2019 (Inception) through December 31, 2019.

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

Accounts Receivable

The Company records accounts receivable at net realizable value. This value includes an appropriate allowance for uncollectible accounts to reflect any loss anticipated on the accounts receivable balances and is charged to other income (expense) in the statements of operations. Management calculates this allowance based on its history of write-offs, the level of past-due accounts based on the contractual terms of the receivables, and the Company’s relationships with, and the economic status of, its clients. At December 31, 2020 and 2019, there are no allowance for uncollectible accounts.

BIO LAB NATURALS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

Equipment

Equipment is recorded at cost and consists of screen video and related equipment. Expenditures for major additions and improvements are capitalized and minor replacements, maintenance, and repairs are charged to expense as incurred. When equipment is retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the results of operations for the respective period. Depreciation of equipment is over the estimated useful life of five to ten years using the straight-line method for consolidated financial statement purposes. At December 31, 2020 and 2019, there were capitalized costs of $202,963 and $ $160,536, respectively. Depreciation expense for the year ended December 31, 2020 and 2019 was $35,291 and $0, respectively. See Note 4 – Fair Value Measurements.

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

BIO LAB NATURALS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

The Company has adopted ASC guidance regarding accounting for uncertainty in income taxes. This guidance clarifies the accounting for income taxes by prescribing the minimum recognition threshold an income tax position is required to meet before being recognized in the consolidated financial statements and applies to all income tax positions. Each income tax position is assessed using a two-step process. A determination is first made as to whether it is more likely than not that the income tax position will be sustained, based upon technical merits, upon examination by the taxing authorities. If the income tax position is expected to meet the more likely than not criteria, the benefit recorded in the consolidated financial statements equals the largest amount that is greater than 50% likely to be realized upon its ultimate settlement. At December 31, 2020 and 2019, there were no uncertain tax positions that required accrual.

Goodwill

In accordance with generally accepted accounting principles, goodwill cannot be amortized, however, it must be tested annually for impairment. This impairment test is calculated at the reporting unit level. The goodwill impairment test has two steps. The first identifies potential impairments by comparing the fair value of a reporting unit with its book value, including goodwill. If the fair value of the reporting unit exceeds the carrying amount, goodwill is not impaired and the second step is not necessary. If the carrying value exceeds the fair value, the second step calculates the possible impairment loss by comparing the implied fair value of goodwill with the carrying amount. If the implied goodwill is less than the carrying amount, a write-down is recorded. Management tests goodwill each year for impairment, or when facts or circumstances indicate impairment has occurred. See Note 4 – Fair Value Measurements.

Loss per Share

Basic net loss per common share of stock is calculated by dividing net loss available to common stockholders by the weighted-average number of common shares outstanding during each period. Diluted net loss per common share is calculated by dividing net loss by the weighted-average number of common shares outstanding, including the effect of other dilutive securities. The Company’s had no potentially dilutive securities issued as of and during the year ended December 31, 2020 and 2019.

Equity Based Payments

The Company recognizes compensation cost for equity-based awards based on estimated fair value of the award and records capitalized cost or compensation expense over the requisite service period.

Off-Balance Sheet Arrangements

As part of its ongoing business, the Company has not participated in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (SPEs), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. For the period through December 31, 2020, the Company has not been involved in any unconsolidated SPE transactions.

Subsequent Events

The Company evaluates events and transactions after the balance sheet date but before the consolidated financial statements are issued.

Note 3 – Going Concern and Managements’ Plan

The Company’s consolidated financial statements for the year ended December 31, 2020 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company reported a net loss for the year ended December 31, 2020 of $275,782 and an accumulated deficit of $35,443,852 at December 31, 2020.

BIO LAB NATURALS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

The Company’s significant operating losses raise substantial doubt about its ability to continue as a going concern within one year after the date of the issuance of these consolidated financial statements. The future success of the Company is dependent on its ability to attract additional capital and ultimately, upon its ability to develop future profitable operations. There can be no assurance that the Company will be successful in obtaining such financing, or that it will attain positive cash flow from operations. However, management believes that actions presently being taken to raise additional capital as more fully disclosed in these consolidated financial statements provides the opportunity for the Company to continue as a going concern.

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

The Company did not measure the financial or non-financial assets and liabilities at December 31, 2020 as there was no event or significant change within the valuation hierarchy during the year ended December 31, 2020.

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

BIO LAB NATURALS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

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

Note 6 – Debt

Convertible Promissory Note

During the year ended December 31, 2020, an affiliate of an officer of the Company, loaned the Company $14,200 in exchange for an unsecured convertible promissory note that included interest at the rate of six percent (6%) per annum on the unpaid principal balance with any accrued and unpaid interest due on or before December 31, 2020 (the “Note”). The Note allowed for the note holder to convert, at their discretion, any accrued and unpaid interest and principal balance due on the Note in whole or in part into shares of the Company’s common stock at a conversion price of $0.125 per share. On June 12, 2020, the note holder converted $10,000 of the Note into 80,000 shares of the Company’s common stock and on July 1, 2020 the Company repaid $4,200 in principal on the Note plus $251 in interest. At December 31, 2020, the Note was paid in full. See Note 10 - Related Party Transactions.

Note 7 – Stockholders’ Equity

Preferred Shares

Class A Convertible

At December 31, 2020, there are a total of 500,000 shares of Class A Convertible shares of preferred stock (“Class A”) issued and outstanding. The Class A shares provide that when voting as a single class, the shares shall have the votes and the voting power at all times to be at least 60% of the voting power of the Company. Further, the holders of the Class A shares at their discretion and subject to a change of control and to the qualification by application to either NASQAD or NYSE Emerging Markets, can convert their one share of Class A into two shares of the Company’s common stock, subject to adjustment. In addition, the holder of the shares of Class A is entitled to a liquidation preference of the Company senior to all other securities of the Company.

BIO LAB NATURALS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

During the period July 1, 2019 (Inception) through December 31, 2019, the Company issued 500,000 shares of its Class A Convertible shares of preferred stock (“Class A”) in exchange for services valued at $300,000. See Note 10 - Related Party Transactions.

Series AA

During the period July 1, 2019 (Inception) through December 31, 2019, the Company cancelled its 2,000 Series AA shares of preferred stock and there were no holders of such shares.

Common Shares

The Company’s capital stock at December 31, 2020 consists of 200,000,000 authorized shares of $0.0001 par value common stock. At December 31, 2020 and 2019, there were a total of 10,753,504 and 8,477,505 shares of common stock issued and outstanding, respectively.

During the year ended December 31, 2020, the Company sold 2,095,999 of its common stock as part of a private placement for $262,000 in cash or $0.125 per share, issued 100,000 shares of its common for services rendered in the amount of $12,500 and issued 80,000 shares of its common stock to convert debt in the amount of $10,000. See Note 10 - Related Party Transactions.

During the period July 1, 2019 (Inception) through December 31, 2019, the Company issued 400,000 shares of its common stock in exchange for services valued at $120,000. In addition, the Company issued 200,000 shares of its common stock in exchange for payment of debt in the amount of $25,897 and realized a loss on extinguishment of debt in the amount of $34,103 that was reported in the consolidated statement of operations. As part of the acquisition of Prime Time Live, Inc., the Company issued 5,500,000 shares of its common stock valued at $1,650,000.

Note 8 – Income Taxes

The effective income tax rate for the year ended December 31, 2020 differs from the U.S. Federal statutory rate due to the following:

Federal statutory income tax rate	$55,000
State income taxes, net of federal benefit	10,000
Permanent items	—
Change in valuation allowance	(65,000)
$—

Long-term deferred tax assets:
Federal net operating loss carryforwards	$73,000
Long-term deferred tax liabilities:
Valuation allowance	(73,000)
Net long-term deferred tax assets	$—

For Income Tax Return Purposes Only

On December 31, 2019, the Company acquired 100% of the outstanding common stock of PTL and thus PTL had a change of control event under IRC section 382, which will limit the Company’s ability to utilize its deferred tax assets, including net operating loss carryforwards, to offset future taxable income. PTL had a net operating loss carryforward of $28,538 (limited to $3,881 per year) which will begin to expire in 2039.

BIO LAB NATURALS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

Note 9 – Equity Based Payments

The Company accounts for equity-based payment accruals under authoritative guidance as set forth in the Topics of the ASC. The guidance requires all equity-based payments to employees and non-employees, including grants of employee and non-employee stock options and warrants, to be recognized in the consolidated financial statements based at their fair values.

2014 Stock Incentive Plan

Effective January 15, 2020, the Company’s adopted its 2020 Stock Option and Award Plan (the “2020 Stock Incentive Plan”). Under the 2020 Stock Incentive Plan, the Board of Directors may grant options or purchase rights to purchase common stock to officers, employees, and other persons who provide services to the Company or any related company. The participants to whom awards are granted, the type of awards granted, the number of shares covered for each award, and the purchase price, conditions and other terms of each award are determined by the Board of Directors, except that the term of the options shall not exceed 10 years. A total of 2 million shares of the Company’s common stock are subject to the 2020 Stock Incentive Plan. The shares issued for the 2020 Stock Incentive Plan may be either treasury or authorized and unissued shares. During the year ended December 31, 2020, the Company granted no options under the 2020 Stock Incentive Plan.

Note 10 – Related Party Transactions

Due to Related Parties

During the year ended December 31, 2020, the Company repaid an affiliate of one of its officers $4,200 plus $251 in interest and issued 80,000 shares of its common stock valued at $0.125 per shares in total repayment of an unsecured convertible promissory note. Similarly, the Company repaid an affiliate of one of its officers $3,270 in total repayment on an unsecured loan.

Equity for Services

During the year ended December 31, 2020, the Company issued 100,000 shares of its common stock to two of its board members valued at $12,500 in exchange for services and expensed such services as consulting fees in the statement of operations.

At December 31, 2019, the Company issued 500,000 shares of its Class A shares of preferred stock to an officer and a more than five percent shareholder of the Company in exchange for consulting fees valued at $300,000.

During the period July 1, 2019 (Inception) through December 31, 2019, the Company issued 400,000 shares of its common stock to a more than five percent shareholder of the Company in exchange for consulting fees valued at $120,000.

Consulting Fees

During the year ended December 31, 2020, the Company incurred consulting fees in the amount of $27,000 to an officer and an officer of an affiliate.

Note 9 – Significant Events

The Company’s Form S-1 Registration Statement filed with the Securities and Exchange Commission became effective on October 16, 2020.

Note 10 – Subsequent Events

The Company evaluated events and transactions after the balance sheet date and before the issuance of its financial statements and no subsequent events need to be disclosed.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS & PROCEDURES

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is accumulated and communicated to management including our principal executive officer and principal financial officer as appropriate, to allow timely decisions regarding required disclosure.

In connection with this annual report, as required by Rule 15d-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. Under the supervision of our Board of Directors, our Chief Executive Officer and Chief Financial Officer, acting as our principal executive officer and principal financial officer respectively, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2020 based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control - Integrated Framework (2013), our management concluded that our internal control over financial reporting was not effective as of December 31, 2020. Subject to the inherent limitations noted in this Part II, Item 9A as of December 31, 2020, our disclosure controls and procedures were not effective due to the existence of material weaknesses in our internal controls over financial reporting as discussed below. It is management's responsibility to establish and maintain adequate internal control over financial reporting.

This annual report does not include an attestation report of our independent registered public accounting firm regarding our internal control over financial reporting. Management's report on internal control over financial reporting was not subject to attestation by our independent registered public accounting firm pursuant to the rules of the SEC because we are neither an accelerated filer nor a larger accelerated filer.

We have implemented a framework used by management to evaluate the effectiveness of our internal control over financial reporting, which incorporates a quarterly review by our Board of Directors of the recording of transactions and whether questions of accuracy and authorization may arise as the accounting may be reviewed by our auditors.

Our Management's assessment of the effectiveness of internal controls over financial reporting as of the end of the most recent fiscal year, including a statement as to whether or not internal control over financial reporting is effective is contained in the section immediately following this paragraph.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

It is Management's responsibility to establish and maintain adequate internal control over financial reporting. The matters involving internal controls and procedures that our Company's management considered to be material weaknesses and may have been ineffective under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes.

Management has assessed the effectiveness of its internal controls over financial reporting at the end of the most recent fiscal year and has determined several weaknesses and has determined that its internal controls have not been effective due, in part, to lack of full-time financial accounting professionals.

Management believes that the material weaknesses and ineffectiveness set forth in items (2), (3) and (4) above did not have an effect on our Company's financial results. However, management believes that the lack of a functioning audit committee and lack of a majority of outside directors on our Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures may result in our Company's financial statements for the future years being subject to error and inaccurate if controls, procedures, and professional financial officers are not maintained.

We are committed to improving our financial organization. As part of this commitment, we intend to create a position to segregate duties consistent with control objectives and intend to increase our personnel resources and technical accounting expertise within the accounting function when funds are available to our Company: i) Appointing one or more outside directors to our board of directors who shall be appointed to the audit committee of our Company resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures; and ii) preparing and implementing sufficient written policies and checklists which will set forth procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements.

Management believes that the appointment of one or more outside directors, who shall be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on our Company's Board. In addition, management believes that preparing and implementing sufficient written policies and checklists will remedy the following material weaknesses (i) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (ii) ineffective controls over period end financial close and reporting processes. Further, management believes that the hiring of additional personnel who have the technical expertise and knowledge will result proper segregation of duties and provide more checks and balances within the department. Additional personnel will also provide the cross training needed to support our Company if personnel turn over issues within the department occur. This coupled with the appointment of additional outside directors will greatly decrease any control and procedure issues our Company may encounter in the future.

Due to insufficient funds during the year ended December 31, 2020, the Company has been unable to implement many of the remedies to the ineffective oversight. The Company will continue to implement the changes as laid out above as soon as funds are available to the Company.

We will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth information as to persons who currently serve as our directors or executive officers, including their ages as of March 1, 2021.

Name	Position	Age	Term of Office (if indefinite, give date appointed)	Approximate hours per week (if part-time)/full-time
W. Edward Nichols	Chief Executive Officer and Director	78	Annual	10

Darrell Avey	Chief Financial Officer, Vice President and Director	64	Annual	10

Jeremy Ostler	Director	45	Annual	5

Calvin D. Smiley, Sr.	Director	67	Annual	2

Our officers are elected by the board of directors at the first meeting after each annual meeting of our stockholders and hold office until their successors are duly elected and qualified under our bylaws.

The directors named above will serve until the next annual meeting of our stockholders. Thereafter, directors will be elected for one-year terms at the annual stockholders’ meeting. Officers will hold their positions at the pleasure of the board of directors absent any employment agreement. There is no arrangement or understanding between our directors and officers and any other person pursuant to which any director or officer was or is to be selected as a director or officer.

BIOGRAPHICAL INFORMATION

W. Edward Nichols, Chief Executive Officer and Director since 2015

Mr. Nichols is an attorney located in Littleton, Colorado. He is authorized to practice in the States of Colorado and Kansas, United States Federal Courts, and the Supreme Court of the United States. Mr. Nichols is in house counsel and consultant for Columbine Valley Resources, Inc. (fka T-Rex Oil, Inc.) since September 1, 2014 to present. He also serves as a Director of ECO2 Source, Inc. (fka NexFuels, Inc.) from July 20, 2016 to present. Mr. Nichols served as a Director and Chairman of Audit Commission of Bakken Resources, Inc. from 2012 until March 2015. He is also Managing Director of Nichols & Company LLC, a management consulting firm since May 25, 2000. Prior to Nichols & Company, Mr. Nichols practiced with Nichols and Wolfe where he specialized in municipal bonds. After 16 years he sold his interest in the firm and moved to Denver. He was instrumental in structuring and providing approving legal opinions for several hundred million dollars of General Obligation Bonds, Tax Anticipation Notes and Revenue Bonds.

Mr. Nichols holds a Bachelor of Business Administration from Washburn University and a Juris Doctorate degree from Washburn University School of Law in Topeka, Kansas. Mr. Nichols is a member of the Board of Governors of the Law School and an Advisor to the Transaction Law Center at the University.

Darrell Avey, Chief Financial Officer, Vice President and Director since February 2020

Mr. Avey started his career in the Video Display Business in 1985. For the last 19 years, Mr. Avey has been involved in the building and rentals of video displays for special events around the United States. In that time, he has been involved in the manufacturing and sales of video displays to learning and participating in all aspects of a publicly owned company. He has been a Manager of Prime Time Mobile Video Event Screens from May 2010 through present.

He is responsible for building the largest highest mobile video screen in the country as well as startup and daily operations of the mobile video screen rental company.

Jeremy Ostler, Director since February, 2020

Mr. Ostler has been an owner of several businesses in the Audio, Music and Production industry since 1996. He has managed installation and Live production crews on over 1000 installations and 1500 events.

From 2016 until present, he has been Owner and Manager of Rezolution AV, an Audio Visual Production Company, where he handles large scale concerts, festivals, corporate conferences such as Utah Department of Transportation Annual Conference, Deer Valley Music Festival, Video for Mackenzie Exhibit Tradeshow Booths.

From 2005 to 2016, he was Owner and Manager of Trax AV, an Audio Visual Production Company, where he handled installations and all Live Productions across USA. Productions included Video for 2 NFL Super Bowl Events, Jeep King of the Mountain, Deer Valley Music Festival, Chive Tour, Park City & SLC Jazz Festivals. Telluride Blues Festival, PGA Champions Tournament, Nitro Circus, University of Idaho, Utah, Montana, and Washington commencements, Stadium of Fire and many more events. Installations included All Utah and some southern Idaho Kohls Department store audio systems, Canyons School District, Weber School District High School Auditorium upgrades.

Mr. Ostler is also a present Partner and Owner of Warehouse 22 overseeing all technology in a Visually stunning event center that uses Projection Mapping to add video and scenic elements to any type of event. He is also a current Partner in BD Catering Company which provides a broad range of Catering options for Events inside and outside the venue.

Mr. Ostler was an Apprentice with Jeffrey Ostler. He obtained a BS in Audio from BYU.

Calvin D. Smiley, Sr., Director since February, 2020

Mr. Smiley has more than 30 years in the broadcasting and cable television industries. He was appointed the Chief Executive Officer, President and a Director of the Nexhorizon, Inc. in October 2006. He previously had co-founded Sunrise Broadband Group, Inc. from 2004 through 2006. From 2001 to 2003, he was a telecommunications consultant and began work to develop the Sunrise business strategy. Mr. Smiley held various executive positions with TCOM Ventures Corporation headquartered in Englewood, Colorado. From 2000 to 2001 he served as a director, President and CEO of TCOM Ventures, with a business focus to use a digital wireless platform to provide broadband services to customers of acquired rural ISP’s and competitive local exchange carriers (“CLEC’s”). From 1998 to 1999, he co-founded and served as President of Communicast, Inc., a successful turn-key marketing and advertising sales company which developed revenues for rural cable television systems, wireless providers and independent television stations. Mr. Smiley attended Geneva College in Beaver Falls, Pennsylvania. He completed strategic management courses of study at the University of Pittsburgh.

PROMOTER

Michael A. Littman

Due to his beneficial ownership of 400,000 common shares being registered and an additional 150,000 common shares, he is deemed a Promoter.

Michael A. Littman, (J.D. 1973 Stetson College of Law) (Eckerd College 1970 B.A.) served as house counsel for Chicago Title Insurance Company 1973 – 1975 in the Denver office. Increasing securities matters in the real estate syndication business led to a Securities practice emphasis since 1981, to where the practice has been exclusively corporate securities practice for public companies. Career experience includes commercial litigation, public and private offerings, mergers and acquisitions, mortgage banking, REO management, bankruptcy reorganizations, and private corporate restructuring.

He has filed and brought effective IPO's and Secondary Registrations with SEC. He handled quarterly and annual reporting with the SEC for over 50 public reporting companies. He has acted as securities counsel in acquisitions and mergers of public companies and in acquisitions of private companies by public companies in conjunction with recapitalizations. He has handled duties of getting companies cleared for trading with FINRA, and its predecessor NASD, for over 65 companies. He has acted as legal counsel for companies and individuals in civil proceedings with the SEC. He has handled private placements of securities including Memorandum drafting for over 50 Private Placements.

He has negotiated PIPEs and convertible debt situations for clients, from the public/private company side, and occasionally from the funder's side. He was a Panel Speaker for the IQPC PIPEs conferences (January 2007, July 2007 and January 2008).

He has 45 years of legal experience in representing companies in the industry fields of software, oil and gas, real estate, mining, nutritional supplements, energy saving technology, publishing, and manufacturing.

CONFLICTS OF INTEREST – GENERAL

There can be no assurance that management will resolve all conflicts of interest in favor of the Company.

Our directors and officers are, or may become, in their individual capacities, officers, directors, controlling shareholder and/or partners of other entities engaged in a variety of businesses. Thus, there exist potential conflicts of interest including, among other things, time, efforts and corporation opportunity, involved in participation with such other entities. Consequently, there are potential inherent conflicts of interest in their acting as officers and directors of the Company. Insofar as the officers and directors are engaged in other business activities, officer-management anticipates it will devote only up to approximately 10 hours per week to the Company’s affairs.

None of our Officers and Directors has any interest in any competitive business to ours or any service provider to our Company. The other businesses in which our officers and directors now participate have no relation to our business, do not compete with our business and do not supply services, materials, or technology to our business. We see the primary conflict as one of necessary time devoted to the Company business and internal controls and procedures for accounting for our quarterly and annual reports under Section 13(a) of the Securities Exchange Act of 1934, which must be filed timely under the section and quarterly reviews and annual audits by our auditors which require adequate record keeping.

CONFLICTS OF INTEREST – CORPORATE OPPORTUNITIES

Presently no requirement contained in our Articles of Incorporation, Bylaws, or minutes which requires officers and directors of our Company to disclose business opportunities which come to their attention. Our officers and directors do, however, have a fiduciary duty of loyalty to our Company to disclose to it any business opportunities which come to their attention, in their capacity as an officer and/or director or otherwise. Excluded from this duty would be opportunities which the person learns about through his involvement as an officer and director of another Company. We have no intention of merging with or acquiring an affiliate, associate person or business opportunity from any affiliate or any client of any such person.

Our Board of Directors has adopted a policy that the Company will not do business with any entity in which any officer or director serves as an officer or director or in which they or their family members own or hold a controlling ownership interest. Although the Board of Directors could elect to change this policy, the Board of Directors has no present intention to do so.

COMMITTEES OF THE BOARD OF DIRECTORS

We are managed under the direction of our board of directors.

EXECUTIVE COMMITTEE

We do not have an executive committee, at this time.

AUDIT COMMITTEE

We have formed a non-independent audit committee in May 2020 to assist the Board in monitoring (1) the integrity of the financial statements of the Company, (2) the compliance by the Company with legal and regulatory requirements and (3) the independence and performance of the Company’s internal and external auditors. Ed Nichols, as Chairman, and Calvin D. Smiley, Sr. act as the initial members of the Audit Committee.

The functions of the audit committee are to review the scope of the audit procedures employed by our independent auditors, to review with the independent auditors our accounting practices and policies and recommend to whom reports should be submitted, to review with the independent auditors their final audit reports, to review with our internal and independent auditors our overall accounting and financial controls, to be available to the independent auditors during the year for consultation, to approve the audit fee charged by the independent auditors, to report to the board of directors with respect to such matters and to recommend the selection of the independent auditors.

In the absence of a separate audit committee our board of directors functions as audit committee and performs some of the same functions of an audit committee, such as recommending a firm of independent certified public accountants to audit the annual financial statements; reviewing the independent auditors independence, the financial statements and their audit report; and reviewing management’s administration of the system of internal accounting control We expect that the selection of a business opportunity will be complex. Due to general economic conditions, rapid technological advances being made in some industries and shortages of available capital, we believe that there are numerous firms seeking the benefits of an issuer who has complied with the 1934 Act. Such benefits may include facilitating or improving the terms on which additional equity financing may be sought, providing liquidity for incentive stock options or similar benefits to key employees, providing liquidity (subject to restrictions of applicable statutes) for all stockholders and other factors. Potentially, available business opportunities may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. We have, and will continue to have, essentially no assets to provide the owners of business opportunities. However, we will be able to offer owners of acquisition candidates the opportunity to acquire a controlling ownership interest in an issuer who has complied with the 1934 Act without incurring the cost and time required to conduct an initial public offering.

ANNUAL MEETING

The annual meeting of stockholders is anticipated in the 2nd Quarter of 2021 and will include the election of directors. The annual meeting will be held at our principal office or at such other place as permitted by the laws of the State of Delaware and on such date as may be fixed from time to time by resolution of our board of directors.

PREVIOUS “BLANK CHECK” OR “SHELL” COMPANY INVOLVEMENT

No members of our management have been involved in previous “blank-check” or “shell” companies, except Ed Nichols who has been an officer and director of the Company while it was a “shell”.

INVOLVEMENT IN LEGAL PROCEEDINGS

No executive Officer or Director of our Company has been convicted in any criminal proceeding (excluding traffic violations) or is the subject of a criminal proceeding that is currently pending.

No executive Officer or Director of our Company is the subject of any pending legal proceedings.

No Executive Officer or Director of our Company is involved in any bankruptcy petition by or against any business in which they are a general partner or executive officer at this time or within two years of any involvement as a general partner, executive officer, or Director of any business.

ITEM 11. EXECUTIVE COMPENSATION.

Summary of Executives and Director Compensation Table

COMPENSATION

The following table sets forth the compensation paid to officers and board members during the year ended December 31, 2020 and the period July 1, 2019 (Inception) through December 31, 2019 and for the years ended June 30, 2019 and 2018.

 SUMMARY EXECUTIVE COMPENSATION TABLE

Name & Position	Year		Salary ($)	Bonus ($)	Stock awards	Option awards ($)	Non-equity incentive plan compensation ($)	Non-qualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
W. Edward Nichols, CEO and President	2020		0	0	0	0	0	0	0	0
	2019	(1)	0	0	250,000	0	0	0	0	$150,000
	2018		0	0	0	0	0	0	0	0
	2017		0	0	0	0	0	0	0	0

Darrell Avey, CFO and Vice President (2) and (3)	2020		0	0	0	0	0	0	$15,000	$15,000
TOTAL			0	0	250,000	0	0	0	$15,000	$165,000

___________________________

(1) Represents period July 1, 2019 (Inception) through December 31, 2019.

(2) Engaged in February 2020.

(3) Represents $15,000 in consulting fees paid on a month to month basis at the rate of $5,000 per month during the three months ended March 31, 2020. There was no compensation paid during the period April 1, 2020 through December 31, 2020.

Employment Agreements with Officers and Directors of Bio Lab Naturals, Inc.

We do not have employment/consultant agreements with our officers. We have month to month consulting arrangements with our executive officers. We do not have separate agreements with our directors.

Compensation Committee Interlocks and Insider Participation

The Board of Directors has no nominating, non-independent auditing committee or a compensation committee. Therefore, the selection of person or election to the Board of Directors was neither independently made nor negotiated at arm’s length.

DIRECTOR COMPENSATION

Director Independence

For a director to be considered “independent,” the Board must affirmatively determine that the director has no material relationship with the Company (directly or as a partner, stockholder or officer of an organization that has a relationship with the Company). In each case, the Board considers all relevant facts and circumstances. We currently have no independent directors.

All of our officers and/or directors will continue to be active in other companies. All officers and directors have retained the right to conduct their own independent business interests.

The following table sets forth certain information concerning compensation paid to our directors during the year ended December 31, 2020 and the period July 1, 2019 (Inception) through December 31, 2019:

Name	Year		Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Non-qualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
W. Edward Nichols	2020		0	0	0	0	0	0	0
	2019	(1)	0	0	0	0	0	0	0

Darrell Avey	2020		0	0	0	0	0	0	0
	2019	(1)	0	0	0	0	0	0	0

Jeremy Ostler	2020		0	50,000	0	0	0	0	6,250
	2019	(1)	0	0	0	0	0	0	0

Calvin D. Smiley, Sr.	2020		0	50,000	0	0	0	0	6,250
	2019	(1)	0	0	0	0	0	0	0

___________

(1) Represents period July 1, 2019 (Inception) through December 31, 2019.

The term of office for each Director is until March 1, 2022, or until their successor is duly elected or appointed. The term of office for each of our Officers is at the pleasure of the Board of Directors.

The Board of Directors has no nominating, non-independent auditing committee or a compensation committee. Therefore, the selection of person or election to the Board of Directors was neither independently made nor negotiated at arm’s length.

At this time, our Directors do not receive cash compensation for serving as a member of our Board of Directors.

Limitation on Liability and Indemnification

We are a Delaware corporation. The Delaware General Corporation Laws (DGCL) provides that the articles of incorporation of a Delaware corporation may contain a provision eliminating or limiting the personal liability of a director to the corporation or our stockholders for monetary damages for breach of fiduciary duty as a director, except that any such provision may not eliminate or limit the liability of a director (i) for any breach of the director’s duty of loyalty to the corporation or our stockholders, (ii) acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, (iii) acts specified in Section 78 (concerning unlawful distributions), or (iv) any transaction from which a director directly or indirectly derived an improper personal benefit. Our articles of incorporation contain a provision eliminating the personal liability of directors to our company’ or our stockholders for monetary damages to the fullest extent provided by the DGCL.

The DGCL provides that a Delaware corporation must indemnify a person who was wholly successful, on the merits or otherwise, in defense of any threatened, pending, or completed action, suit, or proceeding, whether civil, criminal, administrative, or investigative and whether formal or informal (a “Proceeding”), in which he or she was a party because the person is or was a director, against reasonable expenses incurred by him or her in connection with the Proceeding, unless such indemnity is limited by the corporation’s articles of incorporation. Our articles of incorporation do not contain any such limitation.

The DGCL provides that a Delaware corporation may indemnify a person made a party to a Proceeding because the person is or was a director against any obligation incurred with respect to a Proceeding to pay a judgment, settlement, penalty, fine (including an excise tax assessed with respect to an employee benefit plan) or reasonable expenses incurred in the Proceeding if the person conducted himself or herself in good faith and the person reasonably believed, in the case of conduct in an official capacity with the corporation, that the person’s conduct was in the corporation’s best interests and, in all other cases, his or her conduct was at least not opposed to the corporation’s best interests and, with respect to any criminal proceedings, the person had no reasonable cause to believe that his or her conduct was unlawful. Our articles of incorporation and bylaws allow for such indemnification. A corporation may not indemnify a director in connection with any Proceeding by or in the right of the corporation in which the director was adjudged liable to the corporation or, in connection with any other Proceeding charging that the director derived an improper personal benefit, whether or not involving actions in an official capacity, in which Proceeding the director was judged liable on the basis that he or she derived an improper personal benefit. Any indemnification permitted in connection with a Proceeding by or in the right of the corporation is limited to reasonable expenses incurred in connection with such Proceeding.

The DGCL, unless otherwise provided in the articles of incorporation, a Delaware corporation may indemnify an officer, employee, fiduciary, or agent of the corporation to the same extent as a director and may indemnify such a person who is not a director to a greater extent, if not inconsistent with public policy and if provided for by our bylaws, general or specific action of our board of directors or stockholders, or contract. Our articles of incorporation provide for indemnification of our directors, officers, employees, fiduciaries and agents to the full extent permitted by Delaware law.

Our articles of incorporation also provide that we may purchase and maintain insurance on behalf of any person who is or was a director or officer of our company or who is or was serving at our request as a director, officer or agent of another enterprise against any liability asserted against him or her and incurred by him or her in any such capacity or arising out of his or her status as such, whether or not we would have the power to indemnify him or her against such liability.

EQUITY COMPENSATION PLAN INFORMATION

OPTION/WARRANT GRANTS IN THE LAST FISCAL YEAR

Key Employees Stock Compensation Plan

Effective January 15, 2020, our Stock Option and Award Incentive Plan (the "Stock Incentive Plan") was approved by our Board of Directors. Under the Stock Incentive Plan, the Board of Directors may grant options or purchase rights to purchase common stock to officers, employees, and other persons who provide services to us or any related company. The participants to whom awards are granted, the type of awards granted, the number of shares covered for each award, and the purchase or exercise price, conditions and other terms of each award are determined by the Board of Directors, except that the term of the options shall not exceed 10 years. A total of 2 million shares of our common stock are subject to the Stock Incentive Plan and maybe either a qualified or non-qualified stock option. The shares issued for the Stock Incentive Plan may be either treasury or authorized and unissued shares. As of December 31, 2020, we have granted no stock options to purchase any shares of our common stock under the Plan.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

The following table sets forth certain information concerning outstanding equity awards held by our appointed executive officers as of December 31, 2020 (the “Named Executive Officers”):

	Option Awards					Stock awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares of units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or others rights that have not vested ($)
W. Edward Nichols, CEO and Chairman	—	—	—	—	—	—	—	—	—

Darrell Avey, CFO and Vice President	—	—	—	—	—	—	—	—	—

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information with respect to the beneficial ownership of our outstanding common stock by:

·	each person who is known by us to be the beneficial owner of five percent (5%) or more of our common stock;

·	our executive officers, and each director as identified in the “Management — Executive Compensation” section; and

·	all of our directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock and options, warrants and convertible securities that are currently exercisable or convertible within 60 days of the date of this document into shares of our common stock are deemed to be outstanding and to be beneficially owned by the person holding the options, warrants or convertible securities for the purpose of computing the percentage ownership of the person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

The information below is based on the number of shares of our common stock that we believe was beneficially owned by each person or entity as of December 31, 2020.

OFFICERS AND DIRECTORS

Title of Class	Name of Beneficial Owner (1)	Amount and Nature of Beneficial Owner		Percent of Class Outstanding (2)
Common Stock	W. Edward Nichols, Chief Executive Officer and Director	0		0.00%

Class A Preferred Convertible Stock		500,000	(3)	100.00%

Common Stock	Darrell Avey, Chief Financial Officer, Vice President and Director	270,000		2.51%

Class A Preferred Convertible Stock		0		0.00%

Common Stock	Jeremy Ostler, Director	80,000		.74%

Class A Preferred Convertible Stock		0		0.00%

Common Stock	Calvin D. Smiley, Sr., Director	50,000		.46%

Class A Preferred Convertible Stock		0		0.00%

Common Stock	All Directors and Executive Officers as a Group (4 persons)	400,000		3.71%

Class A Preferred Convertible Stock	All Directors and Executive Officers as a Group (1 person)	500,000		100.00%

____________________

(1)	The address of each person listed above, unless otherwise indicated, is c/o Bio Lab Naturals, Inc., 7400 E. Crestline Circle, Suite #130, Greenwood Village, CO 80111.
(2)	Based upon 10,753,504 common shares issued and outstanding on a fully diluted basis. (Does not include conversion of 500,000 shares held of Class A Preferred Convertible Stock).
(3)	Helion Holdings, LLC (beneficially W. Edward Nichols) holds 250,000 shares of Class A Preferred Convertible Stock. (50%) and W. Edward Nichols holds 250,000 shares of Class A Preferred Convertible Stock (50%).

GREATER THAN 5% STOCKHOLDERS

Title of Class	Name of Beneficial Owner (1)	Amount and Nature of Beneficial Owner	Percent of Class Outstanding (2)
Common Stock	William Bossung	1,805,000	16.78%

Common Stock	High Speed Aggregate, Inc. (3)	960,000	8.92%

Common Stock	Timothy J. Brasel and Janet M. Brasel (5)	545,000	5.07%

Common Stock	Susan A. Brasel (6)	1,450,000	13.48%

Common Stock	M.A. Littman (7)	550,000	5.11%

Class A Preferred Convertible Stock	Helion Holdings, LLC (beneficially owned by W. Edward Nichols, CEO and Director) and W. Edward Nichols (4)	500,000	100.00%

_________________________

(1)	The address of each person listed above, unless otherwise indicated, is c/o Bio Lab Naturals, Inc., 7400 E. Crestline Circle, Suite #130, Greenwood Village, CO 80111.
(2)	Based upon 10,753,504 shares of common stock issued and outstanding on a fully diluted basis. (Does not include conversion of 500,000 shares held of Class A Preferred Convertible Stock).
(3)	Jeffrey Ploen has indirect beneficial ownership of 800,000 common shares of High Speed Aggregate, Inc. Mr. Ploen also has direct beneficial ownership of 160,000 common shares.
(4)	Class A Preferred Convertible Stock together votes 60% of the voting power of our common stock at all times until conversion. The Class A Preferred are held by Helion Holdings LLC (beneficially owned by W. Edward Nichols, our CEO) (50%) and W. Edward Nichols (50%).
(5)	Timothy J. Brasel and Janet M. Brasel are married. They have indirect beneficial ownership of 205,000 common shares of Bleu Ridge Consultants, Inc., 50,000 common shares of La Mirage Trust and 100,000 common shares of the Charitable Remainder Trust of Susan Anne Brasel. Janet M. Brasel also has direct beneficial ownership of 190,000 common shares.
(6)	Susan A. Brasel has indirect beneficial ownership of 500,000 common shares of M.J. Brasel, LLC, 300,000 common shares of Causeway, LLC and 600,000 common shares of Brasel Family Holdings Trust.
(7)	M.A. Littman has beneficial ownership of these shares that are in the name of the M.A. Littman Atty Defined Benefit Plan.

Rule 13d-3 under the Securities Exchange Act of 1934 governs the determination of beneficial ownership of securities. That rule provides that a beneficial owner of a security includes any person who directly or indirectly has or shares voting power and/or investment power with respect to such security. Rule 13d-3 also provides that a beneficial owner of a security includes any person who has the right to acquire beneficial ownership of such security within sixty days, including through the exercise of any option, warrant or conversion of a security. Any securities not outstanding which are subject to such options, warrants or conversion privileges are deemed to be outstanding for the purpose of computing the percentage of outstanding securities of the class owned by such person. Those securities are not deemed to be outstanding for the purpose of computing the percentage of the class owned by any other person. Included in this table are only those derivative securities with exercise prices that we believe have a reasonable likelihood of being “in the money” within the next sixty days.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

We adopted a Stock Option and Award Plan on January 15, 2020. We have authorized 2,000,000 shares of common stock to be available for the Plan. We have granted no options exercisable for shares of our common stock under the Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Other than the transactions discussed below, we have not entered into any transaction in past two years, nor are there any proposed transactions in which any of the founders, directors, executive officers, shareholders or any members of the immediate family of any of the foregoing had or is to have a direct or indirect material interest:

Helion Holdings, LLC (beneficially W. Edward Nichols, our CEO and director) holds 250,000 Class A Preferred Super Majority Voting Shares and W. Edward Nichols holds 250,000 Class A Preferred Super Majority Voting Shares. The Class A Preferred Super Majority Voting Shares are convertible to a total of 1,000,000 common shares and have super majority voting rights until an exchange listing may be achieved.

Darrell Avey an officer and director, was a principal in Prime Time Live, Inc. (“PTL”) which entered into a merger agreement in which 5,500,000 shares of the Company’s common stock were distributed to PTL shareholders effective December 31, 2019. Mr. Avey received 250,000 common shares as part of the PTL merger.

W. Edward Nichols (Officer and Director) received 250,000 Class A Preferred Super Majority Voting Shares for services. Michael A. Littman received 250,000 Class A Preferred Super Majority Voting Shares for services. The total of the Class A Preferred issuance was valued in the amount of $300,000. Such shares together vote equivalent of 60% of common at all times and convert to common on a two for one basis. Mr. Littman assigned the shares to the Michael A Littman Atty, Defined Benefit Plan. Subsequently, he sold those shares to Helion Holdings, LLC (beneficially W. Edward Nichols) in September 2020.

Michael A. Littman received 400,000 common shares for services valued in the amount of $120,000 during the period July 1, 2019 (Inception) through December 31, 2019 (owned by his Michael A. Littman Atty Defined Benefit Plan).

Timothy J. Brasel and Janet M. Brasel, husband and wife, personally and through various entities received beneficially a total of 545,000 common shares of the Company as part of the PTL merger.

William Bossung personally received a totally of 1,725,000 common shares of the Company as part of the PTL merger.

Shares Issued for Asset Acquisition Agreement

Persons and/or Entities	Nature
Prime Time Live, Inc.	5,500,000 shares of common stock issued for founders and for services

Shares or Warrants Issued for Compensation or Services

Since January 1, 2018 through December 31, 2020, we have issued shares of our preferred and common stock in exchange for services to the individuals and/or entities and the amounts set forth below:

Persons and/or Entities	Nature

M.A. Littman	400,000 shares of common stock for legal services

W. Edward Nichols	250,000 shares of Class A Preferred stock for services

Michael A. Littman (1)	250,000 shares of Class A Preferred stock for services

Jeremy Ostler	50,000 shares of common stock for Director services

Calvin D. Smiley, Sr.	50,000 shares of common stock for Director services

______________

(1) Mr. Littman assigned the shares to the Michael A Littman Atty, Defined Benefit Plan. Subsequently, he sold those shares to Helion Holdings, LLC (beneficially W. Edward Nichols) in September 2020.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

We incurred approximately $48,600 in audit fees to our principal independent accountants for professional services rendered in connection with the audit of financial statements for the fiscal year ended December 31, 2020. We incurred approximately $20,000 in audit fees to our principal independent accountants for professional services rendered in connection with the audit of financial statements for the period July 1, 2019 (Inception) through December 31, 2019.

Audit Fees: Consists of fees billed for professional services rendered for the audit of our consolidated financial statements, the review of interim condensed consolidated financial statements included in quarterly reports, services that are normally provided in connection with statutory and regulatory filings or engagements and attest services, except those not required by statute or regulation.

During the fiscal years ended December 31, 2020 and the period July 1, 2019 (Inception) through December 31, 2019, we did not incur any other fees for professional services rendered by our principal independent accountants for all other non-audit services which may include, but not limited to, tax related services, actuarial services or valuation services.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

The following exhibits are incorporated into this Form 10-K Annual Report:

Exhibit No.	Description
3(i).1	Certificate of Merger to Delaware -8.20.10	(1)
3(i).2	Certificate of Incorporation – Vyta Corp. – Delaware -6.3.2010	(1)
3(i).3	Certificate of Amendment of Certificate of Incorporation – Vyta Corp. - DE – 8.26.10	(1)
3(i).4	Certificate of Incorporation – Bio Lab Naturals, Inc. – DE – 8.26.10	(1)
3(i).5	Certificate of Incorporation – 10 Vyta, Inc. DE – 8.26.10	(1)
3(i).6	Certificate of Amendment of Certificate of Incorporation – Bio Lab Naturals, Inc. – DE – 10.1.10	(1)
3(i).7	Certificate of Amendment of Certificate of Incorporation – Name Change to Vyta Corp. – DE – 4.18.13	(1)
3(i).8	Certificate of Correction – Voiding Name Change – DE – 3.27.15	(1)
3(i).9	Certificate of Amendment of Certificate of Incorporation - Name change to Set Net Global, Inc. – DE – 4.1.15	(1)
3(i).10	Certificate of Amendment of Certificate of Incorporation - Name change back to Bio Lab Naturals, Inc. – DE – 7.16.19	(1)
3(i).11	Articles of Amendment - HPI Equipment Corp. Name Change to PTL Acquisition Sub, Inc. - 1.28.20	(1)
3(i).12	Certification of Amendment of Certificate of Incorporation (Article 4) – 2/3/20	(1)
3(i).13	Articles of Incorporation - PrimeTime Live	(1)
3(i).14	Statement of Correction – Prime Time Live	(1)
3(i).15	Articles of Amendment to Articles of Incorporation – Name Change Prime Time Live, Inc.	(1)
3(ii).16	Bylaws of Bio Lab Naturals, Inc.	(1)
3(ii).17	Bylaws of PTL Acquisition Sub, Inc.	(1)
4.1	2020 Stock Option and Award Plan	(1)
4.2	Series A Preferred Certification of Designation – Bio Lab Naturals, Inc. DE – 8.31.10	(1)
4.3	Class A Super Majority Convertible Preferred Shares Designation – Bio Lab Naturals, Inc. – DE – 2.5.20	(1)
4.4	Class B Convertible Preferred Shares Designation	(1)

4.5	Certificate of Designation of Series AA Preferred Stock – Bio Lab Naturals, Inc. – DE – 5.3.12	(1)
10.1	Agreement and Plan of Reorganization with Prime Time Live, Inc.	(1)
10.2	Exclusive Distribution Agreement with Insane Impact, LLC	(2)
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a–14(a) or 15d-14(a) of the Securities Exchange Act of 1934	Filed Herewith
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934	Filed Herewith
32.1	Certification of Chief Executive Officer under Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith
32.2	Certification of Chief Financial Officer under Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith
101.INS	XBRL Instance Document	(3)
101.SCH	XBRL Taxonomy Extension Schema Document	(3)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	(3)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	(3)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	(3)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	(3)

 _________________________________

(1)	Incorporated by reference to the Exhibits to the Registrant’s Registration Statement on Form S-1 (File No. 333-239640) filed with the Securities and Exchange Commission on July 2, 2020.
(2)	Incorporated by reference to the Exhibits to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on November 18, 2020
(3)	Pursuant to Rule 406T of Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

ITEM 16. FORM 10-K SUMMARY

Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIO LAB NATURALS, INC.

/s/ W. Edward Nichols	March 1, 2021
W. Edward Nichols
(Chief Executive Officer/Principal Executive Officer)

/s/ Darrell Avey	March 1, 2021
Darrell Avey
(Chief Financial Officer/Principal Financial Officer/Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ W. Edward Nichols	March 1, 2021
W. Edward Nichols, Director

/s/ Darrell Avey	March 1, 2021
Darrell Avey, Director

/s/ Jeremy Ostler	March 1, 2021
Jeremy Ostler, Director

/s/ Calvin D. Smiley	March 1, 2021
Calvin D. Smiley, Director

