Form 10-Q
period 2021-03-31
BIO LAB NATURALS, INC.
filed 2021-05-05
CIK 1803977

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided to Section 13(a) of the Exchange Act. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	[ ]	No	[X]

Indicate the number of share outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of May 5, 2021, there were 10,753,504 shares of the registrant’s common stock, $0.0001 par value, issued and outstanding, not including shares reserved for conversion of notes.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Bio Lab Naturals, Inc. and Subsidiary
Consolidated Balance Sheets

	March 31,	December 31,
Assets	2021	2020
Current assets	(Unaudited)	(Audited)
Cash	$34,741	$69,065
Due from other	7,275	—
Deposits	108,150	10,000
Total current assets	150,166	79,065
Equipment
Equipment, net of accumulated depreciation, $9,802 and
$35,291, respectively	76,166	167,672

Total assets	$226,332	$246,737

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable and accrued liabilities	$5,759	$17,126
Deposit	65,000	—
Note payable	35,000	—
Note payable, related party	30,000	—
Total current liabilities	135,759	17,126
Total liabilities	135,759	17,126

Commitments and Contingencies	—	—

Stockholders' Equity
Preferred shares, $0.0001 par value, 5,000,000 shares authorized;
Class A Convertible, deemed par value $0.04 per share; 500,000 shares issued and outstanding at March 31, 2021 and
December 31, 2020	50	50
Common shares, $0.0001 par value, 200,000,000 shares authorized;
10,753,504 shares issued and outstanding at March 31, 2021
and December 31, 2020	1,075	1,075
Additional paid in capital	35,672,338	35,672,338
Retained (deficit)	(35,582,890)	(35,443,852)
Total stockholders' equity	90,573	229,611

Total liabilities and stockholders' equity	$226,332	$246,737

The accompanying notes are an integral part of these financial statements.

Bio Lab Naturals, Inc. and Subsidiary
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Sales	$—	$—

Cost of sales
Cost of sales - other	9,113	6,394
Depreciation	3,760	8,449
Total cost of sales	12,873	14,843

Gross profit	(12,873)	(14,843)

Operating expenses
Consulting fees, related party	5,000	27,000
Consulting fees	—	10,500
General and administrative expenses - other	6,378	10,134
Professional fees	41,189	40,778
Total operating expenses	52,567	88,412

Loss from operations	(65,440)	(103,255)

Other (expense)
Interest expense	(552)	—
(Loss) on disposal of assets	(73,046)	—
Total other (expense)	(73,598)	—

Loss before income taxes	(139,038)	(103,255)

Income taxes	—	—

Net loss	$(139,038)	$(103,255)

Net loss per common share - basic and diluted	$(0.01)	*

Weighted average number of common shares	10,753,504	9,308,566

* Net loss is less than $0.01 per share.

The accompanying notes are an integral part of these financial statements.

Bio Lab Naturals, Inc. and Subsidiary
Consolidated Statement of Changes in Stockholders' Equity
(Unaudited)

	Class A Convertible Preferred		Common Shares
	$0.0001 Par Value		$0.0001 Par Value		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Equity
BALANCES, December 31, 2020	500,000	$50	10,753,504	$1,075	$35,672,338	$(35,443,852)	$229,611
Net loss for the period	—	—	—	—	—	(139,038)	(139,038)
BALANCES, March 31, 2021	500,000	$50	10,753,504	$1,075	$35,672,338	$(35,582,890)	$90,573

The accompanying notes are an integral part of these financial statements.

Bio Lab Naturals, Inc. and Subsidiary
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2021	2020
OPERATING ACTIVITIES
Net loss	$(139,038)	$(103,255)
Adjustment to reconcile net loss to net cash flows used
in operating activities
Depreciation	3,760	8,449
Loss on disposition of asset	73,046	—
Changes in:
Accounts receivable - net	—	13,000
Accounts payable and accrued liabilities	(11,367)	21,929
Net cash (used in) operating activities	(73,599)	(59,877)

INVESTING ACTIVITIES	—	—
Deposits	(98,150)	(10,000)
Proceeds from disposition of asset	7,425	—
Net cash (used in) investing activities	(90,725)	(10,000)

FINANCING ACTIVITIES
Deposit	65,000	—
Funding from loan	35,000	—
Funds from related party, net of repayment	30,000	10,930
Net cash provided by financing activities	130,000	10,930

Net (decrease) in cash	(34,324)	(58,947)
Cash at beginning of period	69,065	69,527
Cash at end of period	$34,741	$10,580

Supplemental Schedule of Cash Flow Information:
Interest paid	$—	$—
Income taxes paid	$—	$—

The accompanying notes are an integral part of these financial statements.

BIO LAB NATURALS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

March 31, 2021

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

Accounts Receivable

The Company records accounts receivable at net realizable value. This value includes an appropriate allowance for uncollectible accounts to reflect any loss anticipated on the accounts receivable balances and is charged to other income (expense) in the statements of operations. Management calculates this allowance based on its history of write-offs, the level of past-due accounts based on the contractual terms of the receivables, and the Company’s relationships with, and the economic status of, its clients. At March 31, 2021 and December 31, 2020, there are no allowance for uncollectible accounts.

BIO LAB NATURALS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

March 31, 2021

Equipment

Equipment is recorded at cost and consists of screen video and related equipment. Expenditures for major additions and improvements are capitalized and minor replacements, maintenance, and repairs are charged to expense as incurred. When equipment is retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the results of operations for the respective period. Depreciation of equipment is over the estimated useful life of five to ten years using the straight-line method for consolidated financial statement purposes. At March 31, 2021 and December 31, 2020, there were capitalized costs of $76,166 and $ $167,672, respectively. Depreciation expense for the three months ended March 31, 2021 and 2020 was $3,760 and $8,449, respectively.

During the three months ended March 31, 2021, the Company sold a used screen for $14,700 and as a result reported a loss on the disposition of its asset in the amount of $73,046.

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

BIO LAB NATURALS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

March 31, 2021

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

The Company has adopted ASC guidance regarding accounting for uncertainty in income taxes. This guidance clarifies the accounting for income taxes by prescribing the minimum recognition threshold an income tax position is required to meet before being recognized in the consolidated financial statements and applies to all income tax positions. Each income tax position is assessed using a two-step process. A determination is first made as to whether it is more likely than not that the income tax position will be sustained, based upon technical merits, upon examination by the taxing authorities. If the income tax position is expected to meet the more likely than not criteria, the benefit recorded in the consolidated financial statements equals the largest amount that is greater than 50% likely to be realized upon its ultimate settlement. At March 31, 2021 and December 31, 2020, there were no uncertain tax positions that required accrual.

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

Loss per Share

Basic net loss per common share of stock is calculated by dividing net loss available to common stockholders by the weighted-average number of common shares outstanding during each period. Diluted net loss per common share is calculated by dividing net loss by the weighted-average number of common shares outstanding, including the effect of other dilutive securities. The Company’s had no potentially dilutive securities issued as of and during the three months ended March 31, 2021 and 2020.

Equity Based Payments

The Company recognizes compensation cost for equity-based awards based on estimated fair value of the award and records capitalized cost or compensation expense over the requisite service period.

Off-Balance Sheet Arrangements

As part of its ongoing business, the Company has not participated in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (SPEs), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. For the period through March 31, 2021, the Company has not been involved in any unconsolidated SPE transactions.

BIO LAB NATURALS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

March 31, 2021

Subsequent Events

The Company evaluates events and transactions after the balance sheet date but before the consolidated financial statements are issued.

Note 3 – Going Concern and Managements’ Plan

The Company’s consolidated financial statements for the three months ended March 31, 2021 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company reported a net loss for the three months ended March 31, 2021 of $139,038 and an accumulated deficit of $35,582,890 at March 31, 2021.

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

The Company did not measure the financial or non-financial assets and liabilities at March 31, 2021 as there was no event or significant change within the valuation hierarchy during the three months ended March 31, 2021.

BIO LAB NATURALS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

March 31, 2021

Note 5 – Debt

Promissory Notes

On March 1, 2021, an individual loaned the Company $35,000 in exchange for an unsecured promissory note that included interest at the rate of ten percent (10%) per annum on the unpaid principal balance with any unpaid principal and interest due on or before March 1, 2022. Interest is due and payable on the 1st of each month. At March 31, 2021, the Company owes $30,000 in principal plus $297 in accrued interest.

Related Party

On March 1, 2021, an affiliate of an officer of the Company, loaned the Company $30,000 in exchange for an unsecured promissory note that included interest at the rate of ten percent (10%) per annum on the unpaid principal balance with any unpaid principal and interest due on or before March 1, 2022. At March 31, 2021, the Company owes $30,000 in principal plus $255 in accrued interest. See Note 8 - Related Party Transactions.

Note 6 – Stockholders’ Equity

Preferred Shares

Class A Convertible

At March 31, 2021 and December 31, 2020, there are a total of 500,000 shares of Class A Convertible shares of preferred stock (“Class A”) issued and outstanding. The Class A shares provide that when voting as a single class, the shares shall have the votes and the voting power at all times to be at least 60% of the voting power of the Company. Further, the holders of the Class A shares at their discretion and subject to a change of control and to the qualification by application to either NASQAD or NYSE Emerging Markets, can convert their one share of Class A into two shares of the Company’s common stock, subject to adjustment. In addition, the holder of the shares of Class A is entitled to a liquidation preference of the Company senior to all other securities of the Company.

Common Shares

The Company’s capital stock at March 31, 2021 consists of 200,000,000 authorized shares of $0.0001 par value common stock. At March 31, 2020 and December 31, 2020, there were a total of 10,753,504 shares of common stock issued and outstanding, respectively.

Note 7 – Equity Based Payments

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

BIO LAB NATURALS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

March 31, 2021

The shares issued for the 2020 Stock Incentive Plan may be either treasury or authorized and unissued shares. During the three months ended March 31, 2021, the Company granted no options under the 2020 Stock Incentive Plan.

Note 8 – Related Party Transactions

Due to Related Parties

During the three months ended March 31, 2021, the Company borrowed $30,000 from an affiliate of one of its officers in exchange for an unsecured promissory note.

During the three months ended March 31, 2020, the Company borrowed $14,200 from an affiliate of one of its officers in exchange for an unsecured convertible promissory note.

Consulting Fees

During the three months ended March 31, 2021, the Company incurred consulting fees in the amount of $5,000 to an officer and an affiliate of one of its officers.

During the three months ended March 31, 2020, the Company incurred consulting fees in the amount of $27,000 to an officer and an affiliate of one of its officers.

Note 9 – Subsequent Events

Lease/Purchase Agreement

During April 2021, the Company entered into a twelve (12) month operating lease transaction pursuant with ASC 840 whereby a customer of the Company is leasing the Company’s newly refurbished trailer for a total amount of $119,000 that includes an initial payment of $20,000 plus $9,000 per month, for eleven (11) months, beginning June 1, 2021. At the expiration of the lease, the customer has the option to purchase the trailer for an amount of $116,000.

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

Based on our financial history since inception, our auditor has expressed substantial doubt as to our ability to continue as a going concern. As reflected in the accompanying financial statements, as of March 31, 2021, we had an accumulated deficit totaling $(35,582,890). This raises substantial doubts about our ability to continue as a going concern.

Our plan of operations for the next 12 months is as follows:

The Company has been continuing its business and as a result of COVID-19 experienced no sales during the three months ended March 31, 2021 and 2020. However, management has now been able to reconnect with event services business relationships as a result of the impact from COVID-19 lessening and the normal demand for the event services business. Therefore, the Company now expects, without any new or additional steps, additional revenues to be generated during the second quarter of 2021 and continued operational status.

2nd Quarter 2021	Marketing and Operations	$50,041

3rd Quarter 2021	Marketing and Operations	$18,559

4th Quarter 2021	Marketing and Operations	$70,290

1st Quarter 2022	Marketing and Operations	$82,694

Results of HISTORICAL Operations

For the Three Months Ended March 31, 2021 Compared to the Three Months Ended March 31, 2020

During the three months ended March 31, 2021 and 2020 we recognized no sales. The Company expects to generate revenues in the second quarter of 2021 and for the next 12 months.

Gross profit loss for the three months ended March 31, 2021 was $(12,873) compared to $(14,843) for three months ended March 31, 2020. The decrease in gross profit loss of $2,000 pertained primarily to a decrease in cost of sales.

During the three months ended March 31, 2021, we recognized $52567 in operating expenses compared to $88,412 for the three months ended March 31, 2020. The change results primarily from a decrease in consulting fees and general and administrative expenses for the current period.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

During the three months ended March 31, 2021, the Company used cash flows from operational activities of $73,599 that was adjusted by non-cash items of: deprecation in the amount of $3,760 and a loss on the disposition of asset in the amount of $73,046.

Investing Activities

During the three months ended March 31, 2021, the Company deposited funds for the refurbish of its trailer and the purchase of a new screen for resale in the amount of $50,000 and $58,150, respectively as well as received proceeds from the sale of its used screen in the amount of $7,425.

Financing Activities

During the three months ended March 31, 2021, the Company borrowed funds in the amount of $65,000 and received a deposit on the sale of a new screen in the amount of $65,000.

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

Going Concern

We have approximately $40,000 in cash as of May 5, 2021, and have incurred operating losses and limited cash flows from operations since inception. As of March 31, 2021, we had accumulated deficit of $(35,582,890) and we will require additional working capital to fund operations through 2021 and beyond. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our financial statements included in this Form 10-Q do not include any adjustments related to recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should we be unable to continue as a going concern. The audited financial statements included in the Company’s recent annual report on Form 10-K have been prepared assuming that we will continue as a going concern and do not include any adjustments that might result if we cease to continue as a going concern.

Based on our financial history since inception, in their report on the financial statements for the period ended December 31, 2020, our independent registered public accounting firm has expressed substantial doubt as to our ability to continue as a going concern. There is no assurance that any revenue will be realized in the future.

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

Capital Resources

We have only common stock as our capital resource, and our assets, including cash.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f)) during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

There have been no material changes with respect to risk factors previously disclosed in the Company’s Form 10-K for the year ended December 31, 2020, filed with the Securities and Exchange Commission on March 1, 2021.

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

BIO LAB NATURALS, INC.
(Registrant)

Dated: May 5, 2021	By:	/s/ W. Edward Nichols
W. Edward Nichols
(Chief Executive Officer, Principal Executive
Officer)

Dated: May 5, 2021	By:	/s/ Darrell Avey
Darrell Avey
(Chief Financial Officer, Principal Accounting
Officer)

