Form 10-Q
period 2021-06-30
BIO LAB NATURALS, INC.
filed 2021-07-30
CIK 1803977

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

[X]QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to ___________

Commission file number: 333-239640

BIO LAB NATURALS, INC.

(Exact name of registrant as specified in its charter)

Delaware	84-2288662
(State of Incorporation)	(IRS Employer ID Number)

7400 E. Crestline Circle, Suite 130, Greenwood Village, CO80111

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

Yes[X]	No[ ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 for Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes[X]	No[ ]

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes[ ]	No[X]

Indicate the number of share outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of July 30, 2021, there were 10,803,504 shares of the registrant’s common stock, $0.0001 par value, issued and outstanding, not including shares reserved for conversion of notes.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Bio Lab Naturals, Inc. and Subsidiary

Consolidated Balance Sheets

	June 30,	December 31,
Assets	2021	2020
Current assets	(Unaudited)	(Audited)
Cash	$35,089	$69,065
Due from other	4,850	—
Net property on operating lease	112,895	—
Deposits	—	10,000
Total current assets	152,834	79,065
Equipment
Equipment, net of accumulated depreciation, $13,563 and
$35,291, respectively	72,405	167,672

Total assets	$225,239	$246,737

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable and accrued liabilities	$75,196	$17,126
Deferred revenue	9,000	—
Note payable	35,000	—
Note payable, related party	30,000	—
Total current liabilities	149,196	17,126
Total liabilities	149,196	17,126

Commitments and Contingencies	—	—

Stockholders' Equity
Preferred shares, $0.0001 par value, 5,000,000 shares authorized;
Class A Convertible, deemed par value $0.04 per share; 500,000 shares issued and outstanding at June 30, 2021 and
December 31, 2020	50	50
Common shares, $0.0001 par value, 200,000,000 shares authorized;
10,803,504 and 10,753,504 shares issued and outstanding,
respectively at June 30, 2021 and December 31, 2020	1,080	1,075
Additional paid in capital	35,749,833	35,672,338
Retained (deficit)	(35,674,920)	(35,443,852)
Total stockholders' equity	76,043	229,611

Total liabilities and stockholders' equity	$225,239	$246,737

The accompanying notes are an integral part of these financial statements.

Bio Lab Naturals, Inc. and Subsidiary

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,
	2021	2020
Revenues
Sales	$125,870	$—
Rentals	29,000	—
Total revenues	154,870	—

Cost of sales
Purchases	113,335	—
Cost of sales - other	4,916	4,664
Depreciation - rental	2,895	—
Depreciation	3,760	8,449
Total cost of sales	124,906	13,113

Gross profit	29,964	(13,113)

Operating expenses
Consulting fees, related party	92,500	12,500
General and administrative expenses - other	4,870	6,244
Professional fees	23,008	16,237
Total operating expenses	120,378	34,981

Loss from operations	(90,414)	(48,094)

Other (expense)
Interest expense, related party	(745)	—
Interest expense	(869)	(251)
Total other (expense)	(1,614)	(251)

Loss before income taxes	(92,028)	(48,345)

Income taxes	—	—

Net loss	$(92,028)	$(48,345)

Net loss per common share - basic and diluted	*	*

Weighted average number of common shares	10,778,229	8,936,186

* Net loss is less than $0.01 per share.

The accompanying notes are an integral part of these financial statements.

Bio Lab Naturals, Inc. and Subsidiary

Consolidated Statements of Operations

(Unaudited)

	Six Months Ended June 30,
	2021	2020
Revenues
Sales	$125,870	$—
Rental	29,000	—
Total revenues	154,870	—

Cost of sales
Purchases	113,335	—
Cost of sales - other	14,029	11,058
Depreciation - rental	2,895	—
Depreciation	7,520	16,898
Total cost of sales	137,779	27,956

Gross profit	17,091	(27,956)

Operating expenses
Consulting fees, related party	97,500	39,500
Consulting fees	—	10,500
General and administrative expenses - other	11,248	16,379
Professional fees	64,198	57,015
Total operating expenses	172,946	123,394

Loss from operations	(155,855)	(151,350)

Other (expense)
Interest expense, related party	(1,000)	—
Interest expense	(1,167)	(251)
(Loss) on disposal of assets	(73,046)	—
Total other (expense)	(75,213)	(251)

Loss before income taxes	(231,068)	(151,601)

Income taxes	—	—

Net loss	$(231,068)	$(151,601)

Net loss per common share - basic and diluted	$(0.02)	$(0.02)

Weighted average number of common shares	10,765,935	8,706,846

The accompanying notes are an integral part of these financial statements.

Bio Lab Naturals, Inc. and Subsidiary

Consolidated Statement of Changes in Stockholders' Equity

(Unaudited)

	Class A Convertible Preferred $0.0001 Par Value		Common Shares $0.0001 Par Value		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Equity
BALANCES, December 31, 2020	500,000	$50	10,753,504	$1,075	$35,672,338	$(35,443,852)	$229,611
Issuance of shares for services	—	—	50,000	5	77,495	—	77,500
Net loss for the period	—	—	—	—	—	(231,068)	(231,068)
BALANCES, June 30, 2021	500,000	$50	10,803,504	$1,080	$35,749,833	$(35,674,920)	$76,043

The accompanying notes are an integral part of these financial statements.

Bio Lab Naturals, Inc. and Subsidiary

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2021	2020
OPERATING ACTIVITIES
Net loss	$(231,068)	$(151,601)
Adjustment to reconcile net loss to net cash flows used
in operating activities
Depreciation	7,520	16,898
Issuance of common shares for services	77,500	12,500
Loss on disposition of asset	73,046	—
Changes in:
Accounts receivable - net	—	13,000
Deposits	10,000	(15,000)
Accounts payable and accrued liabilities	58,070	307
Net cash (used in) operating activities	(2,037)	(123,896)

INVESTING ACTIVITIES
Acquisition of property on operating lease	(115,789)	—
Proceeds from disposition of asset	9,850	—
Net cash provided by investing activities	(105,939)	—

FINANCING ACTIVITIES
Funds from sales of common shares	—	262,000
Funds from over subscription	—	1,125
Funds from deferred revenue	9,000	—
Funds from deposits	—	6,250
Funds from loan, net of repayment	35,000	—
Funds from loan related party, net of repayment	30,000	10,930
Net cash provided by financing activities	74,000	280,305

Net (decrease) in cash	(33,976)	156,409
Cash at beginning of period	69,065	69,527
Cash at end of period	$35,089	$225,936

Supplemental Schedule of Cash Flow Information:
Interest paid	$2,167	$—
Income taxes paid	$—	$—

The accompanying notes are an integral part of these financial statements.

BIO LAB NATURALS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

June 30, 2021

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

Accounts Receivable

The Company records accounts receivable at net realizable value. This value includes an appropriate allowance for uncollectible accounts to reflect any loss anticipated on the accounts receivable balances and is charged to other income (expense) in the statements of operations. Management calculates this allowance based on its history of write-offs, the level of past-due accounts based on the contractual terms of the receivables, and the Company’s relationships with, and the economic status of, its clients. At June 30, 2021 and December 31, 2020, there are no allowance for uncollectible accounts.

BIO LAB NATURALS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

June 30, 2021

Leases

Capital Leases

The Company follows the provisions of Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842), and incremental direct costs directly related to lease origination activity are expensed.

New lease transactions can be structured as direct financing leases that are non-cancelable "net" leases, contain "hell-or-high-water" provisions under which the lessee must make all lease payments regardless of any defects in the property, and which require the lessee to maintain, service and insure the property against casualty loss and pay all property, sales and other taxes. The re-lease of property that has come off lease may be accounted for as a sales-type lease or as an operating lease, depending on the terms of the re-lease. Leased property that comes off lease and is re-marketed through a sale to the lessee or a third party is accounted for as sale of leased property.

For leases that qualify as direct financing leases, the aggregate lease payments receivable and estimated residual value, if any, are recorded net of unearned income as net investment in leases. The unearned income is recognized as direct finance income on an internal rate of return method calculated to achieve a level yield on the Company’s investment over the lease term. There are no costs or expenses related to direct financing leases since lease income is recorded on a net basis.

For leases that qualify as sales-type leases, the Company recognizes profit or loss at lease inception to the extent the fair value of the property leased differs from the Company's carrying value. The difference between the discounted value of the aggregate lease payments receivable and the property cost, less the discounted value of the residual, if any, and any initial direct costs is recorded as sales-type lease income. For balance sheet purposes, the aggregate lease payments receivable and estimated residual value, if any, are recorded net of unearned income as net investment in leases. Unearned income is recognized as direct finance income over the lease term on an internal rate of return method.

The residual value is an estimate for accounting purposes of the fair value of the lease property at lease termination. The estimates are reviewed periodically to ensure reasonableness, however, the amounts the Company may ultimately realize could differ from the estimated amounts.

The Company has no leases that qualify as capital leases at and during the three and six months ended June 30, 2021.

Operating Leases

Lease contracts which do not meet the criteria of capital leases are accounted for as operating leases. Property on operating leases is recorded at the lower of cost or fair value and depreciated on a straight-line basis over the estimated useful life of the property. Rental income is recorded on a straight-line basis over the lease term. See Note 5 – Leases.

Equipment

Equipment is recorded at cost and consists of screen video and related equipment. Expenditures for major additions and improvements are capitalized and minor replacements, maintenance, and repairs are charged to expense as incurred. When equipment is retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the results of operations for the respective period. Depreciation of equipment is over the estimated useful life of five to ten years using the straight-line method for consolidated financial statement purposes. At June 30, 2021 and December 31, 2020, there were capitalized costs of $72,405 and $ $167,672, respectively. Depreciation expense for the three months ended June 30, 2021 and 2020 was $3,760 and $8,449, respectively and for the six months ended June 30, 2021 and 2020 was $7,520 and $16,898, respectively.

BIO LAB NATURALS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

June 30, 2021

During the six months ended June 30, 2021, the Company sold a used screen for $14,700 and as a result reported a loss on the disposition of asset in the amount of $73,046.

Revenue recognition

The Company follows the provisions of ASU No. 2014 - 09, Revenue from Contracts with Customers (Topic 606), using the full retrospective transition method. The Company’s adoption of ASU 2014 - 09 did not have a material impact on the amount and timing of revenue recognized in its consolidated financial statements.

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

The Company has adopted ASC guidance regarding accounting for uncertainty in income taxes. This guidance clarifies the accounting for income taxes by prescribing the minimum recognition threshold an

BIO LAB NATURALS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

June 30, 2021

income tax position is required to meet before being recognized in the consolidated financial statements and applies to all income tax positions. Each income tax position is assessed using a two-step process. A determination is first made as to whether it is more likely than not that the income tax position will be sustained, based upon technical merits, upon examination by the taxing authorities. If the income tax position is expected to meet the more likely than not criteria, the benefit recorded in the consolidated financial statements equals the largest amount that is greater than 50% likely to be realized upon its ultimate settlement. At June 30, 2021 and December 31, 2020, there were no uncertain tax positions that required accrual.

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

Loss per Share

Basic net loss per common share of stock is calculated by dividing net loss available to common stockholders by the weighted-average number of common shares outstanding during each period. Diluted net loss per common share is calculated by dividing net loss by the weighted-average number of common shares outstanding, including the effect of other dilutive securities. The Company’s had no potentially dilutive securities issued as of and during the three and six months ended June 30, 2021 and 2020.

Equity Based Payments

The Company recognizes compensation cost for equity-based awards based on estimated fair value of the award and records capitalized cost or compensation expense over the requisite service period.

Off-Balance Sheet Arrangements

As part of its ongoing business, the Company has not participated in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (SPEs), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. For the period through June 30, 2021, the Company has not been involved in any unconsolidated SPE transactions.

Subsequent Events

The Company evaluates events and transactions after the balance sheet date but before the consolidated financial statements are issued.

Note 3 – Going Concern and Managements’ Plan

The Company’s consolidated financial statements for the six months ended June 30, 2021 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company reported a net loss for the three and six months ended June 30, 2021 of $92,028 and $231,068, respectively and an accumulated deficit of $35,674,920 at June 30, 2021.

BIO LAB NATURALS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

June 30, 2021

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

The Company did not measure the financial or non-financial assets and liabilities at June 30, 2021 as there was no event or significant change within the valuation hierarchy during the six months ended June 30, 2021.

Note 5 – Net property on operating leases

The Company’s rental income consists of the income derived from an operating lease on a semi-truck video screen unit commencing on April 5, 2021 for a period of twelve month at a total lease amount of $119,000 payable at the rate of $9,000 per month with an initial lease payment of $20,000. The lessee has the option to purchase the unit in the amount of $116,000 at the expiration of the lease. During the three and six months ended June 30, 2021, the Company recognized rental income in the amount of $29,000.

At June 30, 2021, there were net property on operating lease capitalized costs of $112,895 and during the three and six months ended June 30, 2021, the Company recognized depreciation expense of $2,895.

BIO LAB NATURALS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

June 30, 2021

Note 6 – Debt

Promissory Notes

On March 1, 2021, an individual loaned the Company $35,000 in exchange for an unsecured promissory note that included interest at the rate of ten percent (10%) per annum on the unpaid principal balance with any unpaid principal and interest due on or before March 1, 2022. Interest is due and payable on the 1st of each month. At June 30, 2021, the Company owes $30,000 in principal.

Related Party

On March 1, 2021, an affiliate of an officer of the Company, loaned the Company $30,000 in exchange for an unsecured promissory note that included interest at the rate of ten percent (10%) per annum on the unpaid principal balance with any unpaid principal and interest due on or before March 1, 2022. At June 30, 2021, the Company owes $30,000 in principal.

Note 7 – Stockholders’ Equity

Preferred Shares

Class A Convertible

At June 30, 2021 and December 31, 2020, there are a total of 500,000 shares of Class A Convertible shares of preferred stock (“Class A”) issued and outstanding. The Class A shares provide that when voting as a single class, the shares shall have the votes and the voting power at all times to be at least 60% of the voting power of the Company. Further, the holders of the Class A shares at their discretion and subject to a change of control and to the qualification by application to either NASQAD or NYSE Emerging Markets, can convert their one share of Class A into two shares of the Company's common stock, subject to adjustment. In addition, the holder of the shares of Class A is entitled to a liquidation preference of the Company senior to all other securities of the Company.

Common Shares

The Company’s capital stock at June 30, 2021 consists of 200,000,000 authorized shares of $0.0001 par value common stock. At June 30, 2021 and December 31, 2020, there were a total of 10,803,504 and 10,753,504 shares of common stock issued and outstanding, respectively.

During the three months ended June 30, 2021, the Company issued 50,000 shares of its common stock in exchange for services valued at $77,500 or $1.55 per share. See Note 9 – Related Party Transactions.

Note 8 – Equity Based Payments

The Company accounts for equity-based payment accruals under authoritative guidance as set forth in the Topics of the ASC. The guidance requires all equity-based payments to employees and non-employees, including grants of employee and non-employee stock options and warrants, to be recognized in the consolidated financial statements based at their fair values.

2014 Stock Incentive Plan

Effective January 15, 2020, the Company’s adopted its 2020 Stock Option and Award Plan (the “2020 Stock Incentive Plan”). Under the 2020 Stock Incentive Plan, the Board of Directors may grant options or purchase rights to purchase common stock to officers, employees, and other persons who provide services to the Company or any related company. The participants to whom awards are granted, the type of awards granted, the number of shares covered for each award, and the purchase price, conditions and other terms of each

BIO LAB NATURALS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

June 30, 2021

award are determined by the Board of Directors, except that the term of the options shall not exceed 10 years. A total of 2 million shares of the Company's common stock are subject to the 2020 Stock Incentive Plan. The shares issued for the 2020 Stock Incentive Plan may be either treasury or authorized and unissued shares. During the six months ended June 30, 2021, the Company granted no options under the 2020 Stock Incentive Plan.

Note 9 – Related Party Transactions

Due to Related Parties

During the three months ended June 30, 2020, the Company repaid an affiliate of one of its officers $10,000 toward an unsecured convertible promissory note by issuing 80,000 shares of its common stock values at $0.125 per share and at June 30, 2020, owed $4,200 on the debt.

During the three months ended June 30, 2020, the Company repaid an affiliate of one of its officers $200 and at June 30, 2020, the Company owed affiliates of two of its officers $0.

Equity for Services

During the three months ended June 30, 2021, the Company issued 50,000 shares of its common stock to an officer/director in exchange for services valued at $77,500.

During the three months ended June 30, 2020, the Company issued 100,000 shares of its common stock to two of its board members in exchange for services valued at $12,500.

Consulting Fees

During the three months ended June 30, 2021, the Company incurred consulting fees in the total amount of $15,000 to an officer and an affiliate of one of its officers.

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

Based on our financial history since inception, our auditor has expressed substantial doubt as to our ability to continue as a going concern. As reflected in the accompanying financial statements, as of June 30, 2021, we had an accumulated deficit totaling $(35,674,920). This raises substantial doubts about our ability to continue as a going concern.

Our plan of operations for the next 12 months is as follows:

The Company has been continuing its business and due to the lessening impact of COVD-19 experienced increased revenues during the three months ended June 30, 2021. Also, management has now been able to reconnect with event services business relationships and the normal demand for the event services business. Therefore, the Company now expects, without any new or additional steps, additional revenues to be generated during the third quarter of 2021 and continued operational status.

3rd Quarter 2021	Marketing and Operations	$50,041

4th Quarter 2021	Marketing and Operations	$18,559

1st Quarter 2021	Marketing and Operations	$70,290

2nd Quarter 2022	Marketing and Operations	$90,523

Results of HISTORICAL Operations

For the Three Months Ended June 30, 2021 Compared to the Three Months Ended June 30, 2020

During the three months ended June 30, 2021 and 2020 we recognized total revenues of $154,870 and $0, respectively. The Company expects to generate revenues in the third quarter of 2021 and for the next 12 months. The increase in revenues was the result of a twelve-month operating lease as well as the sale of a LED Video screen unit.

Gross profit for the three months ended June 30, 2020 was $29,964 compared to gross loss of ($13,113) for the prior period. The increase in gross profit of $43,077 was due to an increase in cost of sales of $111,793 and the related increase in revenues of 154,870.

During the three months ended June 30, 2021, we recognized $120,378 in operating expenses compared to $34,981 for the prior period. The increase of $85,397 was due to an increase in consulting and professional fees of $86,771 as a result of the Company’s audits and filings with the OTC Markets and a decrease in general & administrative expense - other of $1,374 as the result of a decrease in filing fees.

For the Six Months Ended June 30, 2021 Compared to the Six Months Ended June 30, 2020

During the six months ended June 30, 2021 and 2020 we recognized total revenues of $154,870 and $0, respectively. The increase in revenues of $154,870 was the result of a new operating lease as well as the sale of a LED Video screen unit.

Gross profit for the six months ended June 30, 2021 was $17,091 as compared to gross loss of ($27,956) for the prior period. The increase in gross profit of $45,047 was due to an increase in cost of sales of $109,823 and the related increase in revenues of 154,870.

During the six months ended June 30, 2021, we recognized $172,946 in operating expenses compared to $123,394 for the prior period. The increase of $49,552 was due to an increase in consulting and professional fees of $54,683 as a result of the Company’s audits, use of consultants and filings with the OTC Markets and a decrease in general & administrative expense - other of $5,131 as a result of a decrease in filing fees.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

During the six months ended June 30, 2021, the Company used cash flows from operational activities of $2,037 that was adjusted by non-cash items of: deprecation in the amount of $10,415, a loss on the disposition of asset in the amount of $73,046 and issuance of common shares for services in the amount of $77,500.

Investing Activities

During the six months ended June 30, 2021, the Company expended funds to acquire property on an operating lease in the amount of $115,789 as well as received proceeds from the sale of its used screen in the amount of $9,850.

Financing Activities

During the six months ended June 30, 2021, the Company borrowed funds in the amount of $65,000 and received deferred revenue on an operating lease in the amount of $9,000.

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

Going Concern

We have approximately $21,000 in cash as of July 26, 2021 and have incurred operating losses and limited cash flows from operations since inception. As of June 30, 2021, we had accumulated deficit of $(35,674,920) and we will require additional working capital to fund operations through 2021 and beyond. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our financial statements included in this Form 10-Q do not include any adjustments related to recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should we be unable to continue as a going concern. The audited financial statements included in the Company’s recent annual report on Form 10-K have been prepared assuming that we will continue as a going concern and do not include any adjustments that might result if we cease to continue as a going concern.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f)) during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a–14(a) or 15d-14(a) of the Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934
32.1	Certification of Chief Executive Officer under Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer under Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as an Inline XBRL document and included in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIO LAB NATURALS, INC.
(Registrant)

Dated: July 30, 2021	By:	/s/ Edward Nichols
W. Edward Nichols
(Chief Executive Officer, Principal Executive
Officer)

Dated: July 30, 2021	By:	/s/ Darrell Avey
Darrell Avey
(Chief Financial Officer, Principal Accounting
Officer)