Form 10-Q
period 2021-09-30
BIO LAB NATURALS, INC.
filed 2021-11-03
CIK 1803977

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

☐TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to ___________

Commission file number: 333-239640

BIO LAB NATURALS, INC.

(Exact name of registrant as specified in its charter)

Delaware	81-1034163
(State of Incorporation)	(IRS Employer ID Number)

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

Yes☒	No☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 for Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes☒	No☐

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes☐	No☒

Indicate the number of share outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of November 1, 2021, there were 10,753,504 shares of the registrant’s common stock, $0.0001 par value, issued and outstanding, not including shares reserved for conversion of notes.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Bio Lab Naturals, Inc. and Subsidiary

Consolidated Balance Sheets

	September 30,	December 31,
Assets	2021	2020
Current assets	(Unaudited)	(Audited)
Cash	$17,358	$69,065
Due from other	4,850	—
Net property on operating lease	110,001	—
Deposits	61,785	10,000
Total current assets	193,994	79,065
Equipment
Equipment, net of accumulated depreciation, $17,323 and
$35,291, respectively	68,645	167,672

Total assets	$262,639	$246,737

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable and accrued liabilities	$76,257	$17,126
Deposit	66,000	—
Note payable	35,000	—
Note payable, related party	30,000	—
Total current liabilities	207,257	17,126
Total liabilities	207,257	17,126

Commitments and Contingencies	—	—

Stockholders' Equity
Preferred shares, $0.0001 par value, 5,000,000 shares authorized;
Class A Convertible, deemed par value $0.04 per share; 500,000 shares issued and outstanding at September 30, 2021 and
December 31, 2020	50	50
Common shares, $0.0001 par value, 200,000,000 shares authorized;
10,803,504 and 10,753,504 shares issued and outstanding,
respectively at September 30, 2021 and December 31, 2020	1,080	1,075
Additional paid in capital	35,749,833	35,672,338
Retained (deficit)	(35,695,581)	(35,443,852)
Total stockholders' equity	55,382	229,611

Total liabilities and stockholders' equity	$262,639	$246,737

The accompanying notes are an integral part of these financial statements.

Bio Lab Naturals, Inc. and Subsidiary

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,
	2021	2020
Revenues
Sales	$—	$21,000
Rentals	27,000	—
Total revenues	27,000	21,000

Cost of sales
Cost of sales - other	1,971	25,580
Depreciation - rental	2,895	—
Depreciation	3,760	8,783
Total cost of sales	8,626	34,363

Gross profit	18,374	(13,363)

Operating expenses
Consulting fees, related party	15,000	—
General and administrative expenses - other	5,184	15,966
Professional fees	17,226	28,385
Total operating expenses	37,410	44,351

Loss from operations	(19,036)	(57,714)

Other (expense)
Interest expense, related party	(750)	—
Interest expense	(875)	—
Total other (expense)	(1,625)	—

Loss before income taxes	(20,661)	(57,714)

Income taxes	—	—

Net loss	$(20,661)	$(57,714)

Net loss per common share - basic and diluted	*	*

Weighted average number of common shares	10,778,229	10,753,504

* Net loss is less than $0.01 per share.

The accompanying notes are an integral part of these financial statements.

Bio Lab Naturals, Inc. and Subsidiary

Consolidated Statements of Operations

(Unaudited)

	Nine Months Ended September 30,
	2021	2020
Revenues
Sales	$125,870	$21,000
Rental	56,000	—
Total revenues	181,870	21,000

Cost of sales
Purchases	113,335	—
Cost of sales - other	16,000	36,639
Depreciation - rental	5,790	—
Depreciation	11,281	25,681
Total cost of sales	146,406	62,320

Gross profit	35,464	(41,320)

Operating expenses
Consulting fees, related party	112,500	39,500
Consulting fees	—	13,860
General and administrative expenses - other	16,432	28,984
Professional fees	81,423	85,401
Total operating expenses	210,355	167,745

Loss from operations	(174,891)	(209,065)

Other (expense)
Interest expense, related party	(1,750)	—
Interest expense	(2,042)	(251)
(Loss) on disposal of assets	(73,046)	—
Total other (expense)	(76,838)	(251)

Loss before income taxes	(251,729)	(209,316)

Income taxes	—	—

Net loss	$(251,729)	$(209,316)

Net loss per common share - basic and diluted	$(0.02)	$(0.02)

Weighted average number of common shares	10,765,935	9,388,570

The accompanying notes are an integral part of these financial statements.

Bio Lab Naturals, Inc. and Subsidiary

Consolidated Statement of Changes in Stockholders' Equity

(Unaudited)

	Class A Convertible Preferred $0.0001 Par Value		Common Shares $0.0001 Par Value		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Equity
BALANCES, December 31, 2020	500,000	$50	10,753,504	$1,075	$35,672,338	$(35,443,852)	$229,611
Issuance of shares for services, related party	—	—	50,000	5	77,495	—	77,500
Net loss for the period	—	—	—	—	—	(251,729)	(251,729)
BALANCES, September 30, 2021	500,000	$50	10,803,504	$1,080	$35,749,833	$(35,695,581)	$55,382

The accompanying notes are an integral part of these financial statements.

Bio Lab Naturals, Inc. and Subsidiary

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2021	2020
OPERATING ACTIVITIES
Net loss	$(251,729)	$(209,316)
Adjustment to reconcile net loss to net cash flows used
in operating activities
Depreciation	17,071	25,681
Issuance of common shares for services, related party	77,500	12,500
Loss on disposition of asset	73,046	—
Changes in:
Accounts receivable - net	—	13,000
Deposits	(51,785)	(12,500)
Accounts payable and accrued liabilities	59,131	(12,444)
Net cash (used in) operating activities	(76,766)	(183,079)

INVESTING ACTIVITIES
Acquisition of property on operating lease	(115,791)	—
Acquisition of property	—	(32,426)
Proceeds from disposition of asset	9,850	—
Net cash provided by investing activities	(105,941)	(32,426)

FINANCING ACTIVITIES
Funds from sales of common shares	—	262,000
Funds from deposit	66,000	—
Funds from loans, net of repayment	35,000	6,730
Funds from loan related party, net of repayment	30,000	—
Net cash provided by financing activities	131,000	268,730

Net (decrease) in cash	(51,707)	53,225
Cash at beginning of period	69,065	69,527
Cash at end of period	$17,358	$122,752

Supplemental Schedule of Cash Flow Information:
Interest paid	$1,083	$251
Income taxes paid	$—	$—

Supplemental Schedule of Non-Cash Flow Information
Issuance of shares for debt	$—	$10,000

The accompanying notes are an integral part of these financial statements.

BIO LAB NATURALS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2021

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

Accounts Receivable

The Company records accounts receivable at net realizable value. This value includes an appropriate allowance for uncollectible accounts to reflect any loss anticipated on the accounts receivable balances and is charged to other income (expense) in the statements of operations. Management calculates this allowance based on its history of write-offs, the level of past-due accounts based on the contractual terms of the receivables, and the Company’s relationships with, and the economic status of, its clients. At September 30, 2021 and December 31, 2020, there are no allowance for uncollectible accounts.

BIO LAB NATURALS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2021

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

The Company has no leases that qualify as capital leases at and during the three and nine months ended September 30, 2021.

Operating Leases

Lease contracts which do not meet the criteria of capital leases are accounted for as operating leases. Property on operating leases is recorded at the lower of cost or fair value and depreciated on a straight-line basis over the estimated useful life of the property. Rental income is recorded on a straight-line basis over the lease term. See Note 5 – Leases.

Equipment

Equipment is recorded at cost and consists of screen video and related equipment. Expenditures for major additions and improvements are capitalized and minor replacements, maintenance, and repairs are charged to expense as incurred. When equipment is retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the results of operations for the respective period. Depreciation of equipment is over the estimated useful life of five to ten years using the straight-line method for consolidated financial statement purposes. At September 30, 2021 and December 31, 2020, there were capitalized costs of $68,645 and $ $167,672, respectively. Depreciation expense for the three months ended September 30, 2021 and 2020 was $3,760 and $8,783, respectively and for the nine months ended September 30, 2021 and 2020 was $11,281 and $25,681, respectively.

During the nine months ended September 30, 2021, the Company sold a used screen for $14,700 and as a result reported a loss on the disposition of asset in the amount of $73,046.

BIO LAB NATURALS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2021

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

The Company has adopted ASC guidance regarding accounting for uncertainty in income taxes. This guidance clarifies the accounting for income taxes by prescribing the minimum recognition threshold an income tax position is required to meet before being recognized in the consolidated financial statements and applies to all income tax positions. Each income tax position is assessed using a two-step process. A determination is first made as to whether it is more likely than not that the income tax position will be sustained, based upon technical merits, upon examination by the taxing authorities. If the income tax position

BIO LAB NATURALS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2021

is expected to meet the more likely than not criteria, the benefit recorded in the consolidated financial statements equals the largest amount that is greater than 50% likely to be realized upon its ultimate settlement. At September 30, 2021 and December 31, 2020, there were no uncertain tax positions that required accrual.

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

Loss per Share

Basic net loss per common share of stock is calculated by dividing net loss available to common stockholders by the weighted-average number of common shares outstanding during each period. Diluted net loss per common share is calculated by dividing net loss by the weighted-average number of common shares outstanding, including the effect of other dilutive securities. The Company’s had no potentially dilutive securities issued as of and during the three and nine months ended September 30, 2021 and 2020.

Equity Based Payments

The Company recognizes compensation cost for equity-based awards based on estimated fair value of the award and records capitalized cost or compensation expense over the requisite service period.

Off-Balance Sheet Arrangements

As part of its ongoing business, the Company has not participated in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (SPEs), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. For the period through September 30, 2021, the Company has not been involved in any unconsolidated SPE transactions.

Subsequent Events

The Company evaluates events and transactions after the balance sheet date but before the consolidated financial statements are issued.

Note 3 – Going Concern and Managements’ Plan

The Company’s consolidated financial statements for the nine months ended September 30, 2021 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company reported a net loss for the three and nine months ended September 30, 2021 of $20,661 and $251,729, respectively and an accumulated deficit of $39,695,581 at September 30, 2021.

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

September 30, 2021

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

The Company did not measure the financial or non-financial assets and liabilities at September 30, 2021 as there was no event or significant change within the valuation hierarchy during the nine months ended September 30, 2021.

Note 5 – Net property on operating leases

The Company’s rental income consists of the income derived from an operating lease on a semi-truck video screen unit commencing on April 5, 2021 for a period of twelve month at a total lease amount of $119,000 payable at the rate of $9,000 per month with an initial lease payment of $20,000. The lessee has the option to purchase the unit in the amount of $116,000 at the expiration of the lease. During the three and nine months ended September 30, 2021, the Company recognized rental income in the amount of $27,000 and $56,000. respectively.

At September 30, 2021, there were net property on operating lease capitalized costs of $110,001 and during the three and nine months ended September 30, 2021, the Company recognized depreciation expense of $2,895 and $5,790, respectively.

BIO LAB NATURALS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2021

Note 6 – Debt

Promissory Notes

On March 1, 2021, an individual loaned the Company $35,000 in exchange for an unsecured promissory note that included interest at the rate of ten percent (10%) per annum on the unpaid principal balance with any unpaid principal and interest due on or before March 1, 2022. Interest is due and payable on the 1st of each month. At September 30, 2021, the Company owes $35,000 in principal and accrued interest of $292.

Related Party

On March 1, 2021, an affiliate of an officer of the Company, loaned the Company $30,000 in exchange for an unsecured promissory note that included interest at the rate of ten percent (10%) per annum on the unpaid principal balance with any unpaid principal and interest due on or before March 1, 2022. At September 30, 2021, the Company owes $30,000 in principal and accrued interest of $250 and during the three and nine months ended September 30, 2021 incurred interest expense of $750 and $1,750, respectively.

Note 7 – Stockholders’ Equity

Preferred Shares

Class A Convertible

At September 30, 2021 and December 31, 2020, there are a total of 500,000 shares of Class A Convertible shares of preferred stock (“Class A”) issued and outstanding. The Class A shares provide that when voting as a single class, the shares shall have the votes and the voting power at all times to be at least 60% of the voting power of the Company. Further, the holders of the Class A shares at their discretion and subject to a change of control and to the qualification by application to either NASQAD or NYSE Emerging Markets, can convert their one share of Class A into two shares of the Company's common stock, subject to adjustment. In addition, the holder of the shares of Class A is entitled to a liquidation preference of the Company senior to all other securities of the Company.

Common Shares

The Company’s capital stock at September 30, 2021 consists of 200,000,000 authorized shares of $0.0001 par value common stock. At September 30, 2021 and December 31, 2020, there were a total of 10,803,504 and 10,753,504 shares of common stock issued and outstanding, respectively.

During the nine months ended September 30, 2021, the Company issued 50,000 shares of its common stock in exchange for services valued at $77,500 or $1.55 per share. See Note 9 – Related Party Transactions.

Note 8 – Equity Based Payments

The Company accounts for equity-based payment accruals under authoritative guidance as set forth in the Topics of the ASC. The guidance requires all equity-based payments to employees and non-employees, including grants of employee and non-employee stock options and warrants, to be recognized in the consolidated financial statements based at their fair values.

2014 Stock Incentive Plan

Effective January 15, 2020, the Company’s adopted its 2020 Stock Option and Award Plan (the “2020 Stock Incentive Plan”). Under the 2020 Stock Incentive Plan, the Board of Directors may grant options or purchase rights to purchase common stock to officers, employees, and other persons who provide services to the Company or any related company. The participants to whom awards are granted, the type of awards granted,

BIO LAB NATURALS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2021

the number of shares covered for each award, and the purchase price, conditions and other terms of each award are determined by the Board of Directors, except that the term of the options shall not exceed 10 years. A total of 2 million shares of the Company’s common stock are subject to the 2020 Stock Incentive Plan. The shares issued for the 2020 Stock Incentive Plan may be either treasury or authorized and unissued shares. During the nine months ended September 30, 2021, the Company granted no options under the 2020 Stock Incentive Plan.

Note 9 – Related Party Transactions

Equity for Services

During the nine months ended September 30, 2021, the Company issued 50,000 shares of its common stock to an officer/director in exchange for services valued at $77,500.

During the nine months ended September 30, 2020, the Company issued 100,000 shares of its common stock to two of its board members in exchange for services valued at $12,500.

Consulting Fees

During the three months ended September 30, 2021, the Company incurred consulting fees in the total amount of $15,000 to an officer and an affiliate of one of its officers.

During the nine months ended September 30, 2021 and 2020, the Company incurred consulting fees in the amount of $112,500 and $39,500, respectively to officers and an officer of one of its affiliates.

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

Based on our financial history since inception, our auditor has expressed substantial doubt as to our ability to continue as a going concern. As reflected in the accompanying financial statements, as of September 30, 2021, we had an accumulated deficit totaling $35,695,581. This raises substantial doubts about our ability to continue as a going concern.

Our plan of operations for the next 12 months is as follows:

The Company has been continuing its business and has experienced rentals during the three months ended September 30, 2021 of $27,000. Also, management has now been able to reconnect with event services business relationships and the normal demand for the event services business. Therefore, the Company now expects, without any new or additional steps, additional revenues to be generated during the fourth quarter of 2021 and continued operational status.

4th Quarter 2021	Marketing and Operations	$50,041

1st Quarter 2022	Marketing and Operations	$58,559

2nd Quarter 2022	Marketing and Operations	$70,290

3rd Quarter 2022	Marketing and Operations	$86,312

Results of HISTORICAL Operations

For the Three Months Ended September 30, 2021 Compared to the Three Months Ended September 30, 2020

During the three months ended September 30, 2021 and 2020 we recognized total revenues of $27,000 and $21,000, respectively. The Company expects to generate revenues in the fourth quarter of 2021 and for the next 12 months.

Gross profit for the three months ended September 30, 2021 was $18,374 compared to gross loss of ($13,363) for three months ended September 30, 2020. The increase in gross profit of $31,737 pertained primarily to decrease in cost of sales of $25,737 and an increase in revenues of $6,000.

During the three months ended September 30, 2021, we recognized $37,410 in operating expenses compared to $44,351 for the three months ended September 30, 2020. The change results primarily from a decrease in professional fees for the current period of $11,159 and general and administrative expenses – other of $10,782 offset by an increase in consulting fees, related party of $15,000.

For the Nine Months Ended September 30, 2021 Compared to the Nine Months Ended September 30, 2020

During the nine months ended September 30, 2021 and 2020 we recognized total revenues of $181,870 and $21,000, respectively. The Company expects to generate revenues in the fourth quarter of 2021 and for the next 12 months.

Gross profit for the nine months ended September 30, 2021 was $35,464 compared to gross loss of ($41,320) for the nine months ended September 30, 2020. The increase in gross profit of $76,784 pertained primarily to an increase in purchases of $113,335, a decrease in cost of sales of $20,639 and a decrease in depreciation of $8,610 offset by an increase in related revenues of $161,870.

During the nine months ended September 30, 2021, we recognized $210,355 in operating expenses compared to $167,745 for the nine months ended September 30, 2020. The increase of $42,610 results primarily from an increase in consulting fees of $71,640, along with a decrease in professional fees of $3,978 and general and administrative expenses – other of $12,552 for the current period.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

During the nine months ended September 30, 2021, the Company used $76,766 in funds towards its operational activities. The Company recognized a net loss of $251,729 which was adjusted for such non-cash items as $17,071 of depreciation, $77,500 in issuance of common shares for services from a related party and $73,046 from a loss on the disposition of an asset. During the nine months ended September 30, 2020, the Company used $183,079 in funds towards its operational activities. The Company recognized a net loss of $209,316 which was adjusted for such non cash items as $25,681 of depreciation and $12,500 is issuance of common shares for services from a related party.

Investing Activities

During the nine months ended September 30, 2021, the Company used $105,914 in its investing activities comprised of acquisition of property on a net le3ase in the amount of $115,791 offset by proceeds from the disposition of an asset in the amount of $9,850. During the nine months ended September 30, 2020, the Company used $32,426 towards acquisition of property.

Financing Activities

During the nine months ended September 30, 2021, the Company was provided $131,000 from its financing activities comprised of funds from a deposit on a sale contract in the amount of $66,000 as well as $65,000 in loans, net of repayments. During the nine months ended September 30, 2020, the Company was provided $268,730 from its financing activities comprised of funds from the sale of common shares in the amount of $262,000 and $6,730 in loans, net of repayments.

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

Going Concern

We have approximately $3,000 in cash as of October 27, 2021 and have incurred operating losses and limited cash flows from operations since inception. As of September 30, 2021, we had an accumulated deficit of $(35,695,581) and we will require additional working capital to fund operations through 2021 and beyond.

These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our financial statements included in this Form 10-Q do not include any adjustments related to recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should we be unable to continue as a going concern. The audited financial statements included in the Company’s Form 10-K for the year ended December 31, 2020 have been prepared assuming that we will continue as a going concern and do not include any adjustments that might result if we cease to continue as a going concern.

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

None.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f)) during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

BIO LAB NATURALS, INC.
(Registrant)

Dated: November 1, 2021	By:	/s/ W. Edward Nichols
W. Edward Nichols
(Chief Executive Officer, Principal Executive Officer)

Dated: November 1, 2021	By:	/s/ Darrell Avey
Darrell Avey
(Chief Financial Officer, Principal Accounting Officer)

