Form 10-K
period 2021-12-31
BIO LAB NATURALS, INC.
filed 2022-03-18
CIK 1803977

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

☐ Yes ☒ No

The aggregate market value of our common shares of voting stock held by non-affiliates of our Company at December 31, 2021, computed by reference to the price at which the common equity was last sold ($0.88), as of the last business day of the registrant’s most recently completed fiscal quarter (December 31, 2021), was $4,191,884.

As of March 18, 2022, there were 10,803,504 common shares, $0.0001 par value, outstanding.

Item 8.Financial Statements and Supplementary Data.	34

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

DESCRIPTION OF BUSINESS

Bio Lab Naturals, Inc.

History

Our predecessor, Vyta Corp, was incorporated in Nevada in June 1996. Until June 2009, Vyta Corp, through its wholly owned subsidiary BioAgra, LLC, was involved in the sale and manufacturing of a natural additive for use in the animal feed industry. On May 15, 2009, Vyta Corp ceased its operational activities. On June 30, 2009, Vyta Corp filed a Form 15-15D, with the Securities and Exchange Commission (“SEC”) to cease its filing obligations under the Securities Act of 1934. On August 20, 2010, it changed its state of incorporation to Delaware and on November 5,

2010, and through a holding company reorganized as Bio Lab Naturals, Inc. (the “Company or “Bio Lab”). Its predecessor was divested as a subsidiary.

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

In 2010, the Company executed a merger with Bio Protein, Inc. As part of the merger, the Company exchanged 40 shares of its outstanding common stock for one share of Bio Protein, Inc. (Colorado.) This merger was rescinded April 10, 2013 and 6,931,051 shares were agreed to be cancelled and these shares were not cancelled until February 2020. The name was changed back to Vyta Corp, but such was changed back to Bio Lab Naturals, Inc. when there failed to be shareholder approval.

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

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended (the “Securities Act”) for complying with new or revised accounting standards.  We are choosing to irrevocably opt in to the extended transition period for complying with new or revised accounting standards under Section 102(b)(2) of the JOBS Act.

Prime Time Live, Inc.

Summary

Our subsidiary, Prime Time Live, Inc., is a Denver, CO based company that specializes in providing clients with high resolution mobile LED screens for entertainment, corporate, civic and sporting events. PTL, that included its predecessor PTMVES has been in the event services business since 2011. Its main operations are derived from the sale and rental of 30’ x 18’ LED mobile video displays (the “Screen”). This Screen is mounted in a 53 ft. trailer with an accompanying MQ Whisper Watt generator that can power the LED screen for 50 hours, and therefore, provides our clients with true portability.

For the year ended December 31, 2021, PTL generated $83,000 in rentals from a twelve-month lease-purchase agreement of a Screen and $256,180 in sales from the sale of two Screens. For the year ended December 31, 2020, PTL generated $21,000 in event screen rental fees from 2 events.

On November 13, 2020, PTL signed an exclusive distribution agreement with Insane Impact, LLC to act as Insane Impact’s exclusive distributor of Insane Impact Products. Insane Impact shall provide leads of LED screens for PTL sales and rental to our clients.

Screens

At December 31, 2021, Prime Time Live, Inc. owned two different screen sizes: (i) The 30’ x 18’ mobile LED screen that was installed inside a 53 ft. trailer and that was rented as part of a twelve-month lease purchase agreement and (ii) an 8’ x 5’ mobile LED screen that is towed by a mid-size SUV. The 8’ x 5’ mobile LED screen is new where less than 10 hours have been used. The Company has yet to decide how it will replace the 30” x 18” mobile LED screen.

Going Forward

We anticipate needing an estimated $150,000 in capital to continue our business operations and expansion. We do not have committed sources for these additional funds and will need to be obtained through debt or equity placements or a combination of those. We previously achieved a loan of $65,000 during the year ended December 31,2021 and proceeds in the amount of $152,000 from the sale of our Screen in January 2022 for interim capital.

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

Ongoing Assessment of the Impact of COVID-19

Operations, Liquidity, and Capital Resources

Companies have undertaken and are generally in the process of making a diverse range of operational adjustments in response to the effects of COVID-19. These adjustments are numerous and include a transition to telework; supply chain and distribution adjustments; and suspending or modifying certain operations to comply with health and safety guidelines to protect employees, contractors, and customers, including in connection with a transition back to the workplace. These types of adjustments may have an effect on a company that would be material to an investment or voting decision, and affected companies should carefully consider their obligations to disclose this information to investors. Companies also are undertaking a diverse and sometimes complex range of financing activities in response to the effects of COVID-19 on their businesses and markets. These activities may involve obtaining and utilizing credit facilities, accessing public and private markets, implementing supplier finance programs, and negotiating new or modified customer payment terms. The SEC has required a discussion of COVID-19 related considerations, specific facts and circumstances and make disclosures to address the following questions:

•	What are the material operational challenges that management and the Board of Directors are monitoring and evaluating?
•	We are challenged by the gathering restrictions under state and local rules and lack of events due to cancellation.
•	How and to what extent have you altered your operations, such as implementing health and safety policies for employees, contractors, and customers, to deal with these challenges, including challenges related to employees returning to the workplace?

•	We have kept our employees to nominal, using contract service providers. We have not implemented “customer” health and safety as it is not applicable to our business. Event promoters deal with those issues.
•	How are the changes impacting or reasonably likely to impact your financial condition and short- and long-term liquidity?
•	The changes will not impact our financial condition.
•	How is your overall liquidity position and outlook evolving?
•	We have maintained our liquidity through unsecured loans from stockholders in the amount of $65,000 during the year ended December 31, 2021 as well as proceeds in the amount of $152,000 from the sale of our Screen in January 2022 that was part of our lease purchase agreement.
•	To the extent COVID-19 is adversely impacting your revenues, consider whether such impacts are material to your sources and uses of funds, as well as the materiality of any assumptions you make about the magnitude and duration of COVID-19’s impact on your revenues. Are any decreases in cash flow from operations having a material impact on your liquidity position and outlook?
•	COVID-19 has significantly reduced our historical revenues as well as their scope. The bans on events and gatherings are very material to our sources and use of funds. Our reduced cash flows from operations have materially impacted our growth aspirations and therefore, during the year ended December 31, 2021 we generated revenues through the rental and sale of our Screens rather than through fees from events and gatherings.
•	Have you accessed revolving lines of credit or raised capital in the public or private markets to address your liquidity needs?
•	We have not used lines of credit or sold our shares of common stock.
•	Have COVID-19 related impacts affected your ability to access your traditional funding sources on the same or reasonably similar terms as were available to you in recent periods?
•	No.
•	Have you provided additional collateral, guarantees, or equity to obtain funding?
•	No.
•	Have there been material changes in your cost of capital?
•	Not applicable.
•	How has a change, or a potential change, to your credit rating impacted your ability to access funding?
•	Not applicable.
•	Do your financing arrangements contain terms that limit your ability to obtain additional funding? If so, is the uncertainty of additional funding reasonably likely to result in your liquidity decreasing in a way that would result in you being unable to maintain current operations?
•	Our ability to maintain our current operations has been enhanced through the sale of our Screens and thus decreases the need to use other funding sources to maintain current operations.
•	Are you at material risk of not meeting covenants in your credit and other agreements?
•	Not applicable.
8

•	If you include metrics, such as cash burn rate or daily cash use, in your disclosures, are you providing a clear definition of the metric and explaining how management uses the metric in managing or monitoring liquidity?
•	Not applicable.
•	Are there estimates or assumptions underlying such metrics the disclosure of which is necessary for the metric not to be misleading?
•	No.
•	Have you reduced your capital expenditures and if so, how?
•	Yes, we deferred planned equipment expansion and marketing programs due to COVID-19.
•	Have you reduced or suspended share repurchase programs or dividend payments?
•	Not applicable.
•	Have you ceased any material business operations or disposed of a material asset or line of business?
•	Yes, we sold our 30’ x 18’ LED Screen in January 2021 at a price of $14,700 and we have discontinued to rent our Screen in events or gatherings as well as we sold our last 30” x 18” Screen in January 2022 for proceeds in the amount of $152,000 that was part of a lease-purchase agreement.
•	Have you materially reduced or increased your human capital resource expenditures?
•	Yes, we have reduced staff and outsource tasks to contractors as needed.
•	Are any of these measures temporary in nature, and if so, how long do you expect to maintain them?
•	These measures are temporary and due to the lessening of COVID-19 restrictions as well as significant interest we have received from clients, we anticipate rentals of Screens to increase in 2022.
•	What factors will you consider in deciding to extend or curtail these measures?
•	We will consider whether medium to large events are allowed.
•	What is the short- and long-term impact of these reductions on your ability to generate revenues and meet existing and future financial obligations?
•	There is no impact of these reductions upon our ability to generate revenues or meet financial obligations.
•	Are you able to timely service your debt and other obligations?
•	Yes, we have the ability to service our unsecured debt and other obligations are minimal.
•	Have you taken advantage of available payment deferrals, forbearance periods, or other concessions? What are those concessions and how long will they last?
•	Not applicable.
•	Do you foresee any liquidity challenges once those accommodations end?
•	Not applicable.
•	Have you altered terms with your customers, such as extended payment terms or refund periods, and if so, how have those actions materially affected your financial condition or liquidity?

•	We have not altered terms with customers.
•	Did you provide concessions or modify terms of arrangements as a landlord or lender that will have a material impact?
•	We have not provided concessions or modified terms of arrangements that will have a material impact.
•	Have you modified other contractual arrangements in response to COVID-19 in such a way that the revised terms may materially impact your financial condition, liquidity, and capital resources?
•	We have not modified any other contractual arrangements in response to COVID-19 in any way.
•	Are you relying on supplier finance programs, otherwise referred to as supply chain financing, structured trade payables, reverse factoring, or vendor financing, to manage your cash flow?
•	No.
•	Have these arrangements had a material impact on your balance sheet, statement of cash flows, or short- and long-term liquidity and if so, how?
•	Not applicable.
•	What are the material terms of the arrangements?
•	Not applicable.
•	Did you or any of your subsidiaries provide guarantees related to these programs?
•	None.
•	Do you face a material risk if a party to the arrangement terminates it?
•	Not applicable.
•	What amounts payable at the end of the period relate to these arrangements, and what portion of these amounts has an intermediary already settled for you?
•	Not applicable
•	Have you assessed the impact material events that occurred after the end of the reporting period, but before the financial statements were issued, have had or are reasonably likely to have on your liquidity and capital resources and considered whether disclosure of subsequent events in the financial statements and known trends or uncertainties in MD&A is required?
•	There are no material events occurring after the end of the reporting period but before financial statements were issued which would have any effect on liquidity or capital resources and there are no new trends or uncertainties needed to be disclosed.

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

•	How does a loan impact your financial condition, liquidity and capital resources?
•	We have no loans.
•	What are the material terms and conditions of any assistance you received, and do you anticipate being able to comply with them?
•	We have no loans.
•	Do those terms and conditions limit your ability to seek other sources of financing or affect your cost of capital?
•	We have no loans.
•	Do you reasonably expect restrictions, such as maintaining certain employment levels, to have a material impact on your revenues or income from continuing operations or to cause a material change in the relationship between costs and revenues?
•	We have no loans containing restrictions.
•	Once any such restrictions lapse, do you expect to change your operations in a material way?
•	We have no loans and do not expect any changes in operations.
•	Are you taking advantage of any recent tax relief, and if so, how does that relief impact your short- and long-term liquidity?
•	We are not impacted by tax relief from 2018 to date.
•	Do you expect a material tax refund for prior periods?
•	No.
•	Does the assistance involve new material accounting estimates or judgments that should be disclosed or materially change a prior critical accounting estimate?
•	Not applicable as there are no loans.
•	What accounting estimates were made, such as the probability a loan will be forgiven, and what uncertainties are involved in applying the related accounting guidance?
•	Not applicable as there are no loans.

A Company’s Ability to Continue as a Going Concern

The SEC has advised that Management should consider whether conditions and events, taken as a whole, raise substantial doubt about the company’s ability to meet its obligations as they become due within one year after the issuance of the financial statements. There is substantial doubt about a company’s ability to continue as a going concern due to continuation of the COVID-19 pandemic and we make the following disclosure:

•	Are there conditions and events that give rise to the substantial doubt about the company’s ability to continue as a going concern?
•	Yes, the continuation of COVID-19 prohibitions will continue to raise substantial doubt about our ability to grow, maintain and expand our business and generate revenues.
•	For example, have you defaulted on outstanding obligations?
•	No.
11

•	Have you faced labor challenges or a work stoppage?
•	Not applicable.
•	What are your plans to address these challenges?
•	Our Company can only wait for COVID-19 to recede so that its events for medium to large gatherings are allowed again.
•	Have you implemented any portion of those plans?
•	No.

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

WE HAVE A VOLATILE REVENUE HISTORY AND STOCKHOLDERS CANNOT VIEW OUR PAST PERFORMANCE SINCE WE HAVE A LIMITED OPERATING HISTORY.

During the year ended December 31, 2021, we recognized revenues of $339,180 including the first-time sale of two Screens in the amount of $256,180. Our net loss for the year ended December 31, 2021 in the amount of $(249,355) is indicative of this lack of consistent sources of revenues. We must be regarded as a new venture with all of the unforeseen costs, expenses, problems, risks and difficulties to which such ventures are subject. Prime Time Live, Inc. had historical revenues as part of its event services business that was acquired by the Company from Prime Time Mobile Video Event Screens LLC and reported in our Form S-1.

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

WE MAY HAVE A SHORTAGE OF WORKING CAPITAL IN THE FUTURE WHICH COULD JEOPARDIZE OUR ABILITY TO CARRY OUT OUR BUSINESS PLAN.

Our capital needs consist primarily of expenses related to general and administrative operations and legal and professional fees that could exceed $150,000 in the next twelve months. Such funds are not currently committed, and we have cash of approximately $55,000 at March 14, 2022.

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

WE HAVE INCURRED SIGNIFICANT LOSSES AND ANTICIPATE FUTURE LOSSES.

At December 31, 2021, we had an accumulated deficit of $(35,693,207) and for the year ended December 31, 2021, we incurred a net loss of $(249,355).

As a result of these, among other factors, we received from our registered independent public accountants in their report of the financial statements as of and for the years ended December 31, 2021 and 2020, an explanatory paragraph stating that there is substantial doubt about our ability to continue as a going concern.

OUR EXISTING FINANCIAL RESOURCES ARE INSUFFICIENT TO MEET OUR ONGOING OPERATING EXPENSES.

We have limited sources of revenues at this time and insufficient assets to meet our ongoing operating expenses. In the short term, unless we are able to raise additional debt and/or equity, we shall be unable to meet our ongoing operating expenses. However, as noted elsewhere in this filing, we were able to borrow funds during the year ended December 31, 2021 and receive proceeds in the amount of $65,000. On a longer-term basis, we may seek to merge with another entity with experienced management and opportunities for growth in return for shares of our common stock to create value for our shareholders. There can be no assurance that these events will be successfully completed.

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

OUR OFFICER/DIRECTOR HAS THE ABILITY TO EFFECTIVELY CONTROL SUBSTANTIALLY ALL ACTIONS TAKEN BY STOCKHOLDERS.

Mr. Nichols, the CEO and a director of the Company controls approximately 63% of our issued and outstanding common stock including the vote of the Class A Preferred voting stock held by him, and, therefore he effectively controls substantially all actions taken by our stockholders, including the election of directors. Such concentration of ownership could also have the effect of delaying, deterring or preventing a change in control that might otherwise be beneficial to stockholders and may also discourage the market for our stock due to the concentration.

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

RISK FACTORS RELATED TO OUR STOCK

WE CAN GIVE NO ASSURANCE OF SUCCESS OR PROFITABILITY TO OUR INVESTORS.

Cash flows generated from operating activities were not enough to support all working capital requirements for the years ended December 31, 2021 and 2020. Financing activities described below, have helped with working capital and other capital requirements. We incurred $(249,355) and $(275,782), respectively, in losses, and we used $41,173 and $226,765, respectively, in cash for operations for the years ended December 31, 2021 and 2020. Cash flows used in investing activities were $88,515 for the year ended December 31, 2021 whereas we acquired cash from investing activities of $42,427 for the year ended December 31, 2020. Cash flows from financing activities were $65,000 and $268,730, respectively for the same periods. These factors cause substantial doubt about our ability to continue as a going concern for a period of one year from the issuance of these financial statements.

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

OUR OFFICERS AND DIRECTORS MAY HAVE CONFLICTS OF INTEREST AS TO CORPORATE OPPORTUNITIES WHICH WE MAY NOT BE ABLE OR ALLOWED TO PARTICIPATE IN.

Presently there is no requirement contained in our Articles of Incorporation, Bylaws, or minutes which requires officers and directors of our business to disclose to us business opportunities which come to their attention. Our officers and directors do, however, have a fiduciary duty of loyalty to us to disclose to us any business opportunities which come to their attention, in their capacity as an officer and/or director or otherwise. Excluded from this duty would be opportunities which the person learns about through his involvement as an officer and director of another company. We have no intention of merging with or acquiring business opportunity from any affiliate or officer or director. (See “Conflicts of Interest” at page 39)

WE HAVE AGREED TO INDEMNIFICATION OF OFFICERS AND DIRECTORS AS IS PROVIDED BY DELAWARE GENERAL CORPORATION LAW.

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
21

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

The restrictions on crowds, gatherings, crowd sizes and travel have absolutely negatively impacted our business which relies upon social, sports and entertainment event gatherings to service. COVID-19 significantly impacted our revenues during the last year and caused us to look to the sale of Screens through our industry alliance, Insane Impact, and therefore during the year ended December 31, 2021 we sold two Screens as a major part of our revenues. We anticipate beginning the rentals of our Screen ss part of events and gatherings during the upcoming year as the impact of COVID-19 is lessening.

The continuation of COVID-19 related restriction or impacts on social, sports and entertainment gatherings may continue to impact our revenues negatively and such lack of business raises substantial doubt about our ability to grow, maintain, and expand our busines and generate revenues sufficient to sustain our operations as planned (See expanded COVID-19 impact discussion under “Ongoing Assessment of the Impact of COVID-19” – Operations, Liquidity, and Capital Resources on pages 7-12).

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

The following table sets forth the high and low bid quotations for our common stock as reported on the OTCQB for the periods indicated.

Fiscal 2021	Low	High
First Quarter – ended March 31, 2021	$0.56	$1.70
Second Quarter – ended June 30, 2021	$0.56	$2.00
Third Quarter – ended September 30, 2021	$0.56	$2.00
Fourth Quarter – ended December 31, 2021	$0.56	$1.20

Fiscal 2020	Low	High
First Quarter – ended March 31, 2020	$0.30	$1.00
Second Quarter – ended June 30, 2020	$0.40	$0.90
Third Quarter – ended September 30, 2020	$0.25	$0.51
Fourth Quarter – ended December 31, 2020	$0.51	$0.51

Fiscal 2019	Low	High
First Quarter – ended March 31, 2019	$0.005	$0.007
Second Quarter – ended June 30, 2019	$0.007	$0.007
Third Quarter – ended September 30, 2019	$0.07	$1.00
Fourth Quarter – ended December 31, 2019	$0.20	$0.40

Holders.

At December 31, 2021, there are approximately 561 record holders of 10,803,504 shares of our common stock and 500,000 shares of Class A Preferred.

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

Common Stock

The Company is presently authorized to issue two hundred million (200,000,000) shares of its $0.0001 par value common shares. A total 10,803,504 common shares are issued and outstanding at December 31, 2021.

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

Preferred Stock

The Company is presently authorized to issue Five Million (5,000,000) shares of its $0.0001 par value Preferred Stock. A total of 500,000 shares of Class A Preferred Convertible Super Majority Voting Stock are issued and outstanding at December 31, 2021 which have a deemed par value of $0.04 per share

Class A Preferred Convertible Super Majority Voting Stock

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

Recent Sales of Unregistered Securities.

We have issued securities in the past 2 years without registering the securities under the Securities Act of 1933 as shown in the following summaries:

Issuer Purchases of Equity Securities

We did not repurchase any shares of our common stock during the period January 1, 2020 through December 31, 2021.

Shares Issued for Services

During January 1, 2020 through December 31, 2021, we have issued shares of our common stock in exchange for services to the individuals and/or entities and the amounts set forth below:

Persons and/or Entities	Nature	Date

Jeremy Ostler	50,000 shares of common stock for Director services	April 2020

Calvin D. Smiley, Sr.	50,000 shares of common stock for Director services	April 2020

Helion Holdings, LLC (beneficially W. Edward Nichols)	50,000 shares of common stock for services	May 2021

Shares Issued in Private Placement Offering

The sale of 2,095,999 common shares for cash during the months of April 2020 through June 2020 was based upon subscription agreements at $0.125 per share for a total of $262,000. The private placement was terminated in June 2020.

Exemption From Registration Claimed

All of the above sales by us of our unregistered securities were made by us in reliance upon Rule 506 of Regulation D or Section 4(a)2 of the Securities Act of 1933, as amended (the "1933 Act"). All of the individuals and/or entities that purchased the unregistered securities were known to us and our management, through pre-existing business relationships, or long-standing business associates. All purchasers were provided access to all material information, which they requested, and all information necessary to verify such information and were afforded access to our management in connection with their purchases. All purchasers of the unregistered securities acquired such securities for investment and not with a view toward distribution, acknowledging such intent to us. All certificates or agreements representing such securities that were issued contained restrictive legends, prohibiting further transfer of the certificates or agreements representing such securities, without such securities either being first registered or otherwise exempt from registration in any further resale or disposition.

ITEM 6. RESERVED.

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

Based on our financial history since inception, our auditor has expressed substantial doubt as to our ability to continue as a going concern. As reflected in the accompanying financial statements, at December 31, 2021, we had an accumulated deficit totaling $(35,693,207). This raises substantial doubts about our ability to continue as a going concern.

PLAN OF OPERATIONS

We have now been able to reconnect with event services business relationships as a result of the impact from COVID-19 lessening for the event services business. In addition, the Company further expects, as a result of Prime Time Live Inc.’s new distribution agreement with Insane Impact LLC as of November 13, 2020 (the “Agreement”), additional revenues from the sale of Screens to be generated during the 2022 year.

As such, and as part of the Agreement, we sold two Screens during the year 2021 and also entered into a new 12-month lease purchase arrangement in March 2021 with a third party to lease our refurbished 53’ semi-trailer at an annual rate of $119,000 whereby the lessee exercised their option in January 2022 and purchased such refurbished semi-trailer at an amount of $152,000. These transactions allowed us to generate needed cash flow to fund our operations.

Results of Operations

For the Year Ended December 31, 2021 compared to the Year Ended December 31, 2020

During the years ended December 31, 2021 and 2020, we recognized total revenues of $339,180 and $21,000, respectively.

Gross profit for the year ended December 31, 2021 was $64,777 compared to $(57,763) gross profit loss for the year ended December 31, 2020. The increase in gross profit of $122,540 pertained primarily to the sale of two Screens as well as the rental of our refurbished semi-trailer.

During the year ended December 31, 2021, we recognized $238,672 in operating expenses compared to $217,768 for the year ended December 31, 2020. The change results primarily from an increase in consulting fees of $64,140 offset by a decrease in general and administrative expenses and professional fees of $43,236.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

During the year ended December 31, 2021, we used cash flows from operational activities of $41,173 based upon a net loss of $249,355 which was adjusted for the non-cash items of $22,775 in depreciation, $69,443 in loss on disposition of assets and $77,500 in in the issuance of shares for services. During the year ended December 31, 2020, we used cash flows from operational activities of $226,765 based upon a net loss of $275,782 which was adjusted for the non-cash items of $35,291 in deprecation and $12,500 in the issuance of shares for services.

Investing Activities

During the year ended December 31, 2021, we purchased $115,790 in additional event screen equipment and received proceeds of $22,275 from the disposition of assets. During the year ended December 31, 2020, we purchased $42,427 in additional event screens.

Financing Activities

During the year ended December 31, 2021, we were provided cash flows from financing activities through loans, including related parties, net of repayments, in the amount of $65,000 as compared to during the year ended December 31, 2020, we were provided cash flows from financing activities through the sale of 2,095,999 shares of our common stock as part of a private placement in the amount of $262,000 and received loans from related parties, net of repayments, in the amount of $6,730.

Debt

On March 1, 2021, the Company borrowed $35,000 from an individual in exchange for an unsecured promissory note that included interest at the rate of ten percent (10%) per annum on the unpaid principal balance with any accrued and unpaid interest due on or before March 1, 2022. At December 31, 2021, the Company owes $35,000 and incurred interest of $2,917 during the year ended December 31, 2021.

On March 1, 2021, the Company borrowed $30,000 from a more than 5% shareholder in exchange for an unsecured promissory note that included interest at the rate of ten percent (10%) per annum on the unpaid principal balance with any accrued and unpaid interest due on or before March 1, 2022. A December 31, 2021, the Company owes $30,000 and incurred interest of $2,700 during the year ended December 31, 2021. The promissory note was paid in full on January 7, 2022.

During February and March 2020, an affiliate of an officer of the Company loaned the Company $14,200 in exchange for an unsecured convertible promissory note that included interest at the rate of six percent (6%) per annum on the unpaid principal balance with any accrued and unpaid interest due on or before December 31, 2020 (the “Note”). The Note allowed for the note holder to convert, at their discretion, any accrued and unpaid interest and principal balance due on the Note in whole or in part into shares of the Company’s common stock at a conversion price of $0.125 per share. On June 12, 2020, the note holder converted $10,000 of the Note into 80,000 shares of the Company’s common stock and on July 1, 2020 the Company repaid he remaining $4,200 in principal on the Note plus $251 in interest.

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

Going Concern

We have approximately $55,000 in cash at March 14, 2022 and have incurred operating losses and limited cash flows from operations since inception. At December 31, 2021, we had an accumulated deficit of $(35,693,207) and we will require additional working capital to fund operations through 2022 and beyond. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our financial statements included in this Form 10-K do not include any adjustments related to recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should we be unable to continue as a going concern.

In their report on the financial statements for the year ended December 31, 2021, our independent registered public accounting firm has expressed substantial doubt as to our ability to continue as a going concern. There is no assurance that any revenue will be realized in the future.

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

Accounts Receivable

The Company records accounts receivable at net realizable value. This value includes an appropriate allowance for uncollectible accounts to reflect any loss anticipated on the accounts receivable balances and is charged to other income (expense) in the statements of operations. Management calculates this allowance based on its history of write-offs, the level of past-due accounts based on the contractual terms of the receivables, and the Company’s relationships with, and the economic status of, its clients. At December 31, 2021 and 2020, there are no allowance for uncollectible accounts.

Equipment

Equipment is recorded at cost and consists of screen video and related equipment. Expenditures for major additions and improvements are capitalized and minor replacements, maintenance, and repairs are charged to expense as incurred. When equipment is retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the results of operations for the respective period. Depreciation of equipment is over the estimated useful life of five to ten years using the straight-line method for consolidated financial statement purposes. At December 31, 2021 and 2020, there were capitalized costs of $75,423 and $211,413, respectively. Depreciation expense for the year ended December 31, 2021 and 2020 was $14,091 and $35,291, respectively.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

BIO LAB NATURALS, INC. AND SUBSIDIARY

FINANCIAL STATEMENTS

For the Years ended December 31, 2021 and 2020

Report of Independent Registered Public Accounting Firm (PCAOB ID 5041)

To the shareholders and the board of directors of Bio Lab Naturals, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Bio Lab Naturals, Inc. as of December 31, 2021 and 2020, the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

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

/S/ BF Borgers CPA PC

We have served as the Company's auditor since 2019

Lakewood, CO

March 18, 2022

Bio Lab Naturals, Inc. and Subsidiary

Consolidated Balance Sheets

	December 31,
	2021	2020
Assets
Current assets
Cash and cash equivalents	$4,377	$69,065
Due from other	2,425	—
Prepaid	11,667	—
Net property on operating lease	107,106	—
Deposits	—	10,000
Total current assets	125,575	79,065
Equipment
Equipment, net of accumulated depreciation, $12,535 and $35,291, respectively	54,438	167,672

Total Assets	$180,013	$246,737

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable and accrued liabilities	$57,257	$17,126
Note payable	35,000	—
Note payable, related party	30,000	—
Total current liabilities	122,257	17,126
Total liabilities	122,257	17,126

Commitments and Contingencies	—

Stockholders' Equity
Preferred shares, $0.0001 par value, 5,000,000 shares authorized;
Class A Convertible, deemed par value $0.04 per share; 500,000
shares issued and outstanding at December 31, 2021 and 2020	50	50
Common shares, $0.0001 par value, 200,000,000 shares authorized;
10,803,504 and 10,753,504 shares issued and outstanding at
December 31, 2021 and 2020, respectively	1,080	1,075
Additional paid in capital	35,749,833	35,672,338
Retained (deficit)	(35,693,207)	(35,443,852)
Total stockholders' equity	57,756	229,611

Total Liabilities and Stockholders' Equity	$180,013	$246,737

The accompanying notes are an integral part of these financial statements.

Bio Lab Naturals, Inc. and Subsidiary

Consolidated Statements of Operations

	Year Ended December 31,
	2021	2020
Revenues
Sales	$256,180	$21,000
Rentals	83,000	—
Total revenues	339,180	21,000

Cost of sales
Purchases	235,645	—
Cost of sales - other	15,983	43,472
Depreciation - rental	8,684	—
Depreciation	14,091	35,291
Total cost of sales	274,403	78,763

Gross profit	64,777	(57,763)

Operating expenses
Consulting fees - related party	117,500	39,500
Consulting fees	—	13,860
General and administrative expenses - other	25,924	50,579
Professional fees	95,248	113,829
Total operating expenses	238,672	217,768

Loss from operations	(173,895)	(275,531)

Other (expense)
Interest expense, related party	(3,100)	—
Interest expense	(2,917)	(251)
Loss on disposition of assets	(69,443)	—

Total other expenses	(75,460)	(251)

Loss before income taxes	(249,355)	(275,782)

Income taxes	—	—

Net loss	$(249,355)	$(275,782)

Net loss per common share - basic and diluted	$(0.02)	$(0.03)

Weighted average number of common shares	10,784,874	9,762,063

The accompanying notes are an integral part of these financial statements.

Bio Lab Naturals, Inc. and Subsidiary

Consolidated Statement of Changes in Stockholders' Equity

	Class A Convertible Preferred		Common Shares		Additional		Total
	$0.0001 Par Value		$0.0001 Par Value		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Equity
BALANCES, December 31, 2019	500,000	$50	8,477,505	$848	$35,388,065	$(35,168,070)	$220,893
Issuance of shares for services, related party	—	—	100,000	10	12,490	—	12,500
Issuance of shares for debt, related party	—	—	80,000	8	9,992	—	10,000
Sale of shares for cash at $0.125 per share	—	—	2,095,999	209	261,791	—	262,000
Net loss for the year	—	—	—	—	—	(275,782)	(275,782)
BALANCES, December 31, 2020	500,000	50	10,753,504	1,075	35,672,338	(35,443,852)	229,611
Issuance of shares for services, related party	—	—	50,000	5	77,495	—	77,500
Net loss for the year	—	—	—	—	—	(249,355)	(249,355)
BALANCES, December 31, 2021	500,000	$50	10,803,504	$1,080	$35,749,833	$(35,693,207)	$57,756

The accompanying notes are an integral part of these financial statements.

Bio Lab Naturals, Inc. and Subsidiary

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2021	2020
OPERATING ACTIVITIES
Net loss	$(249,355)	$(275,782)
Adjustment to reconcile net loss to net cash flows used in operating activities
Issuance of common shares for services, related party	77,500	12,500
Loss on disposition of assets	69,443	—
Depreciation	22,775	35,291
Changes in:
Accounts receivable - net	—	13,000
Prepaids	(11,667)	—
Deposits	10,000	(10,000)
Accounts payable	40,131	(1,774)
Net cash (used in) operating activities	(41,173)	(226,765)

INVESTING ACTIVITIES
Acquisition of property on operating lease	(115,790)	—
Purchase of equipment	—	(42,427)
Proceeds from disposition of assets	27,275	—
Net cash provided by (used in) investing activities	(88,515)	(42,427)

FINANCING ACTIVITIES
Funds from sale of common shares	—	262,000
Funds from loans, related party, net of repayment	30,000	6,730
Funds from loans, net of repayments	35,000	—
Net cash provided by financing activities	65,000	268,730

Net increase (decrease) in cash	(64,688)	(462)
Cash at beginning of year	69,065	69,527
Cash at end of year	$4,377	$69,065

Supplemental Schedule of Cash Flow Information:
Interest paid	$5,275	$251
Income taxes paid	$—	$—

Supplemental Schedule of Non-Cash Flow Information:
Issuance of common shares for debt	$—	$10,000

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

Accounts Receivable

The Company records accounts receivable at net realizable value. This value includes an appropriate allowance for uncollectible accounts to reflect any loss anticipated on the accounts receivable balances and is charged to other income (expense) in the statements of operations. Management calculates this allowance based on its history of write-offs, the level of past-due accounts based on the contractual terms of the receivables, and the Company’s relationships with, and the economic status of, its clients. At December 31, 2021 and 2020, there are no allowance for uncollectible accounts.

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

The Company has no leases that qualify as capital leases at and during the year ended December, 2021 and 2020.

Operating Leases

Lease contracts which do not meet the criteria of capital leases are accounted for as operating leases. Property on operating leases is recorded at the lower of cost or fair value and depreciated on a straight-line basis over the estimated useful life of the property. Rental income is recorded on a straight-line basis over the lease term. See Note 5 – Leases.

Equipment

Equipment is recorded at cost and consists of screen video and related equipment. Expenditures for major additions and improvements are capitalized and minor replacements, maintenance, and repairs are charged to expense as incurred. When equipment is retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the results of operations for the respective period. Depreciation of equipment is over the estimated useful life of five to ten years using the straight-line method for consolidated financial statement purposes. At December 31, 2021 and 2020, there were net capitalized costs of $54,438 and $ $167,672, respectively. Depreciation expense for the year ended December 31, 2021 and 2020 was $14,091 and $35,291, respectively.

During the year ended December 31, 2021, the Company sold a used screen and equipment for $29,700 and as a result reported a loss on the disposition of assets in the amount of $69,443.

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

The Company has adopted ASC guidance regarding accounting for uncertainty in income taxes. This guidance clarifies the accounting for income taxes by prescribing the minimum recognition threshold an income tax position is required to meet before being recognized in the consolidated financial statements and applies to all income tax positions. Each income tax position is assessed using a two-step process. A determination is first made as to whether it is more likely than not that the income tax position will be sustained, based upon technical merits, upon examination by the taxing authorities. If the income tax position is expected to meet the more likely than not criteria, the benefit recorded in the consolidated financial statements equals the largest amount that is greater than 50% likely to be realized upon its ultimate settlement. At December 31, 2021 and 2020, there were no uncertain tax positions that required accrual.

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

BIO LAB NATURALS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

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

Loss per Share

Basic net loss per common share of stock is calculated by dividing net loss available to common stockholders by the weighted-average number of common shares outstanding during each period. Diluted net loss per common share is calculated by dividing net loss by the weighted-average number of common shares outstanding, including the effect of other dilutive securities. The Company’s had no potentially dilutive securities issued as of and for the year ended December 31, 2021 and 2020.

Equity Based Payments

The Company recognizes compensation cost for equity-based awards based on estimated fair value of the award and records capitalized cost or compensation expense over the requisite service period.

Off-Balance Sheet Arrangements

As part of its ongoing business, the Company has not participated in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (SPEs), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. For the period through December 31, 2021, the Company has not been involved in any unconsolidated SPE transactions.

Subsequent Events

The Company evaluates events and transactions after the balance sheet date but before the consolidated financial statements are issued.

Note 3 – Going Concern and Managements’ Plan

The Company’s consolidated financial statements for the year ended December 31, 2021 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company reported a net loss for the year ended December 31, 2021 of $249,355 and an accumulated deficit of $35,693,207 at December 31, 2021.

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

BIO LAB NATURALS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

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

The Company did not measure the financial or non-financial assets and liabilities at December 31, 2021 as there was no event or significant change within the valuation hierarchy for the year ended December 31, 2021.

Note 5 – Net property on operating lease

The Company’s rental income consists of the income derived from an operating lease on a semi-truck video screen unit commencing on April 5, 2021 for a period of twelve month at a total lease amount of $119,000 payable at the rate of $9,000 per month with an initial lease payment of $20,000. The lessee has the option to purchase the unit in the amount of $116,000 at the expiration of the lease. During the year ended December 31, 2021, the Company recognized rental income in the amount of $83,000.

At December 31, 2021, there were net property on operating lease capitalized costs of $107,106 and for the year ended December 31, 2021, the Company recognized depreciation expense of $8,684. See Note 11 – Subsequent Events.

Note 6 – Debt

Promissory Notes

On March 1, 2021, an individual loaned the Company $35,000 in exchange for an unsecured promissory note that included interest at the rate of ten percent (10%) per annum on the unpaid principal balance with all unpaid principal and interest due on or before March 1, 2022. Interest is due and payable on the 1st of each month. At December 31, 2021, the Company owes $35,000 in principal and accrued interest of $292 and for the year ended December 31, 2021 incurred interest expense of $2,917.

Related Party

On March 1, 2021, an affiliate of an officer of the Company, loaned the Company $30,000 in exchange for an unsecured promissory note that included interest at the rate of ten percent (10%) per annum on the unpaid principal balance with all unpaid principal and interest due on or before March 1, 2022. Interest is due and payable on the 1st of each month. At December 31, 2021, the Company owes $30,000 in principal and accrued interest of $250 and for the year ended December 31, 2021 incurred interest expense of $2,700.

Note 7 – Stockholders’ Equity

Preferred Shares

Class A Convertible

At December 31, 2021 and 2020, there are a total of 500,000 shares of Class A Convertible shares of preferred stock (“Class A”) issued and outstanding. The Class A shares provide that when voting as a single class, the shares shall have the votes and the voting power at all times to be at least 60% of the voting power of the Company. Further, the holders of the Class A shares at their discretion and subject to a change of control and to the qualification by application to either NASQAD or NYSE Emerging Markets, can convert their one share of Class A into two shares of the Company’s common stock, subject to adjustment. In addition, the holder of the shares of Class A is entitled to a liquidation preference of the Company senior to all other securities of the Company.

BIO LAB NATURALS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

Common Shares

The Company’s capital stock at December 31, 2021 consists of 200,000,000 authorized shares of $0.0001 par value common stock. At December 31, 2021 and 2020, there were a total of 10,803,504 and 10,753,504 shares of common stock issued and outstanding, respectively.

During the year ended December 31, 2021, the Company issued 50,000 shares of its common stock in exchange for services valued at $77,500 or $1.55 per share. See Note 10 – Related Party Transactions.

During the year ended December 31, 2020, the Company sold 2,095,999 of its common stock as part of a private placement for $262,000 in cash or $0.125 per share, issued 100,000 shares of its common for services rendered in the amount of $12,500 and issued 80,000 shares of its common stock to convert debt in the amount of $10,000. See Note 10 - Related Party Transactions.

Note 8 – Income Taxes

The effective income tax rate for the year ended December 31, 2021 and 2020 differs from the U.S. Federal statutory rate due to the following:

	December 31,
	2021	2020
Federal statutory income tax rate	$70,000	$55,000
State income taxes, net of federal benefit	13,000	10,000
Permanent items	—	—
Change in valuation allowance	(83,000)	(65,000)
	$—	$—

Long-term deferred tax assets:
Net operating loss carryforwards	$160,000	$73,000
Long-term deferred tax liabilities:
Valuation allowance	(160,000)	(73,000)
Net long-term deferred tax assets	$—	$—

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

BIO LAB NATURALS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

2014 Stock Incentive Plan

Effective January 15, 2020, the Company’s adopted its 2020 Stock Option and Award Plan (the “2020 Stock Incentive Plan”). Under the 2020 Stock Incentive Plan, the Board of Directors may grant options or purchase rights to purchase common stock to officers, employees, and other persons who provide services to the Company or any related company. The participants to whom awards are granted, the type of awards granted, the number of shares covered for each award, and the purchase price, conditions and other terms of each award are determined by the Board of Directors, except that the term of the options shall not exceed 10 years. A total of 2 million shares of the Company’s common stock are subject to the 2020 Stock Incentive Plan. The shares issued for the 2020 Stock Incentive Plan may be either treasury or authorized and unissued shares. During the year ended December 31, 2021 and 2020, the Company granted no options under the 2020 Stock Incentive Plan.

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

Equity for Services

During the year ended December 31, 2021, the Company issued 50,000 shares of its common stock to an officer/director in exchange for services valued at $77,500.

During the year ended December 31, 2020, the Company issued 100,000 shares of its common stock to two of its board members valued at $12,500 in exchange for services.

Consulting Fees

During the year ended December 31, 2021, the Company incurred consulting fees in the amount of $40,000 to an officer and an officer of one of its affiliates.

During the year ended December 31, 2020, the Company incurred consulting fees in the amount of $27,000 to an officer and an officer of an affiliate.

Note 11 – Subsequent Events

On January 5, 2022, the Company entered into a modification of its existing operating lease with the lessee whereby the lessee exercised early (before the termination of the lease) its option to purchase the semi-truck video screen unit for a purchase price of $152,000. As a result of this transaction, the Company will recognize under ASC 842 a gain in the amount of $44,894 during the first quarter of 2022 from the disposition of the “net property on operating lease”.

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

In connection with this annual report, as required by Rule 15d-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. Under the supervision of our Board of Directors, our Chief Executive Officer and Chief Financial Officer, acting as our principal executive officer and principal financial officer respectively, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2021 based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control - Integrated Framework (2013), our management concluded that our internal control over financial reporting was not effective as of December 31, 2021. Subject to the inherent limitations noted in this Part II, Item 9A as of December 31, 2021, our disclosure controls and procedures were not effective due to the existence of material weaknesses in our internal controls over financial reporting as discussed below. It is management's responsibility to establish and maintain adequate internal control over financial reporting.

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

Due to insufficient funds during the year ended December 31, 2021, the Company has been unable to implement many of the remedies to the ineffective oversight. The Company will continue to implement the changes as laid out above as soon as funds are available to the Company.

We will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

ITEM 9B. OTHER INFORMATION.

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth information as to persons who currently serve as our directors or executive officers, including their ages as of March 18, 2022.

Name	Position	Age	Term of Office (if indefinite, give date appointed)	Approximate hours per week (if part-time)/full-time
W. Edward Nichols	Chief Executive Officer and Director	79	Annual	10

Darrell Avey	Chief Financial Officer, Vice President and Director	65	Annual	10

Jeremy Ostler	Director	46	Annual	5

Calvin D. Smiley, Sr.	Director	68	Annual	2

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

ANNUAL MEETING

The annual meeting of stockholders is anticipated in the 2nd Quarter of 2022 and will include the election of directors. The annual meeting will be held at our principal office or at such other place as permitted by the laws of the State of Delaware and on such date as may be fixed from time to time by resolution of our board of directors.

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

ITEM 11. EXECUTIVE COMPENSATION.

Summary of Executives and Director Compensation Table

COMPENSATION

The following table sets forth the compensation paid to officers and board members during the years ended December 31, 2021 and 2020 and the period July 1, 2019 (Inception) through December 31, 2019.

 SUMMARY EXECUTIVE COMPENSATION TABLE

Name & Position	Year		Salary ($)	Bonus ($)	Stock awards	Option awards ($)	Non-equity incentive plan compensation ($)	Non-qualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
W. Edward Nichols, CEO and President	2021	(1)	0	0	50,000	0	0	0	0	$77,500
	2020		0	0	0	0	0	0	0	0
	2019	(2)	0	0	250,000	0	0	0	0	$150,000

Darrell Avey, CFO and Vice President (3) and (4)	2021		0	0	0	0	0	0	$17,500	$17,500
	2020		0	0	0	0	0	0	$15,000	$15,000

_________________

(1) During the year ended December 31, 2021, the Company issued 50,000 shares of its common stock in exchange for services valued at $77,500 or $1.55 per share to Helion Holdings, LLC (beneficially W. Edward Nichols).

(2) Represents period July 1, 2019 (Inception) through December 31, 2019.

(3) Engaged in February 2020.

(4) Represents $17,500 and $15,000 in consulting fees paid during the year 2021 and 2020, respectively.

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

The following table sets forth certain information concerning compensation paid to our directors during the years ended December 31, 2021 and 2020 and the period July 1, 2019 (Inception) through December 31, 2019:

Name	Year		Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Non-qualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
W. Edward Nichols	2021		0	0	0	0	0	0	0
	2020		0	0	0	0	0	0	0
	2019	(1)	0	0	0	0	0	0	0

Darrell Avey	2021		0	0	0	0	0	0	0
	2020		0	0	0	0	0	0	0
	2019	(1)	0	0	0	0	0	0	0

Jeremy Ostler	2021		0	0	0	0	0	0	0
	2020		0	50,000	0	0	0	0	6,250
	2019	(1)	0	0	0	0	0	0	0

Calvin D. Smiley, Sr.	2021		0	0	0	0	0	0	0
	2020		0	50,000	0	0	0	0	6,250
	2019	(1)	0	0	0	0	0	0	0

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

EQUITY COMPENSATION PLAN INFORMATION

OPTION/WARRANT GRANTS IN THE LAST FISCAL YEAR

Key Employees Stock Compensation Plan

Effective January 15, 2020, our Stock Option and Award Incentive Plan (the "Stock Incentive Plan") was approved by our Board of Directors. Under the Stock Incentive Plan, the Board of Directors may grant options or purchase rights to purchase common stock to officers, employees, and other persons who provide services to us or any related company. The participants to whom awards are granted, the type of awards granted, the number of shares covered for each award, and the purchase or exercise price, conditions and other terms of each award are determined by the Board of Directors, except that the term of the options shall not exceed 10 years. A total of 2 million shares of our common stock are subject to the Stock Incentive Plan and maybe either a qualified or non-qualified stock option. The shares issued for the Stock Incentive Plan may be either treasury or authorized and unissued shares. As of December 31, 2021, we have granted no stock options to purchase any shares of our common stock under the Plan.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

The following table sets forth certain information concerning outstanding equity awards held by our appointed executive officers as of December 31, 2021 (the “Named Executive Officers”):

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

The information below is based on the number of shares of our common stock that we believe was beneficially owned by each person or entity as of March 18, 2022.

OFFICERS AND DIRECTORS

Title of Class	Name of Beneficial Owner (1)	Amount and Nature of Beneficial Owner		Percent of Class Outstanding (2)
Common Stock	W. Edward Nichols, Chief Executive Officer and Director	330,000	(3)	3.05%

Class A Preferred Convertible Stock		500,000	(4)	100.00%

Common Stock	Darrell Avey, Chief Financial Officer, Vice President and Director	270,000		2.50%

Class A Preferred Convertible Stock		0		0.00%

Common Stock	Jeremy Ostler, Director	80,000		.74%

Class A Preferred Convertible Stock		0		0.00%

Common Stock	Calvin D. Smiley, Sr., Director	50,000		.46%

Class A Preferred Convertible Stock		0		0.00%

Common Stock	All Directors and Executive Officers as a Group (4 persons)	730,000		6.76%

Class A Preferred Convertible Stock	All Directors and Executive Officers as a Group (1 person)	500,000		100.00%

____________________

(1)	The address of each person listed above, unless otherwise indicated, is c/o Bio Lab Naturals, Inc., 7400 E. Crestline Circle, Suite #130, Greenwood Village, CO 80111.
(2)	Based upon 10,803,504 common shares issued and outstanding on a fully diluted basis. (Does not include conversion of 500,000 shares held of Class A Preferred Convertible Stock).
(3)	Helion Holdings, LLC (beneficially W. Edward Nichols) holds 330,000 shares of Common Stock.
(4)	Helion Holdings, LLC (beneficially W. Edward Nichols) holds 250,000 shares of Class A Preferred Convertible Stock. (50%) and W. Edward Nichols holds 250,000 shares of Class A Preferred Convertible Stock (50%).

GREATER THAN 5% STOCKHOLDERS

Title of Class	Name of Beneficial Owner (1)	Amount and Nature of Beneficial Owner	Percent of Class Outstanding (2)
Common Stock	William Bossung	1,805,000	16.71%

Common Stock	High Speed Aggregate, Inc. (3)	960,000	8.89%

Common Stock	Timothy J. Brasel and Janet M. Brasel (5)	545,000	5.04%

Common Stock	Susan A. Brasel (6)	1,450,000	13.42%

Common Stock	M.A. Littman (7)	550,000	5.09%

Class A Preferred Convertible Stock	Helion Holdings, LLC (beneficially owned by W. Edward Nichols, CEO and Director) and W. Edward Nichols (4)	500,000	100.00%

____________________

(1)	The address of each person listed above, unless otherwise indicated, is c/o Bio Lab Naturals, Inc., 7400 E. Crestline Circle, Suite #130, Greenwood Village, CO 80111.

(2)	Based upon 10,803,504 shares of common stock issued and outstanding on a fully diluted basis. (Does not include conversion of 500,000 shares held of Class A Preferred Convertible Stock).
(3)	Jeffrey Ploen has indirect beneficial ownership of 800,000 common shares of High Speed Aggregate, Inc. Mr. Ploen also has direct beneficial ownership of 160,000 common shares.
(4)	Class A Preferred Convertible Stock together votes 60% of the voting power of our common stock at all times until conversion. The Class A Preferred are held by Helion Holdings LLC (beneficially owned by W. Edward Nichols, our CEO) (50%) and W. Edward Nichols (50%).
(5)	Timothy J. Brasel and Janet M. Brasel are married. They have indirect beneficial ownership of 205,000 common shares of Bleu Ridge Consultants, Inc., 50,000 common shares of La Mirage Trust and 100,000 common shares of the Charitable Remainder Trust of Susan Anne Brasel. Janet M. Brasel also has direct beneficial ownership of 190,000 common shares.
(6)	Susan A. Brasel has indirect beneficial ownership of 500,000 common shares of M.J. Brasel, LLC, 300,000 common shares of Causeway, LLC and 600,000 common shares of Brasel Family Holdings Trust.
(7)	M.A. Littman has beneficial ownership of these shares that are in the name of the M.A. Littman Atty Defined Benefit Plan.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Other than the transactions discussed below, we have not entered into any transaction in past two years, nor are there any proposed transactions in which any of the founders, directors, executive officers, shareholders or any members of the immediate family of any of the foregoing had or is to have a direct or indirect material interest:

W. Edward Nichols (Officer and Director) received in May 2021 50,000 shares of common stock for services.

Helion Holdings, LLC (beneficially W. Edward Nichols, our CEO and director) holds 250,000 Class A Preferred Super Majority Voting Shares and W. Edward Nichols holds 250,000 Class A Preferred Super Majority Voting Shares. The Class A Preferred Super Majority Voting Shares are convertible to a total of 1,000,000 common shares and have super majority voting rights until an exchange listing may be achieved. Helion Holdings, LLC (beneficially W. Edward Nichols) also holds 330,000 shares of Common Stock.

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

Shares or Warrants Issued for Compensation or Services

Since January 1, 2020 through December 31, 2021, we have issued shares of our preferred and common stock in exchange for services to the individuals and/or entities and the amounts set forth below:

Persons and/or Entities	Nature

Michael A. Littman (1)	250,000 shares of Class A Preferred stock for services

Jeremy Ostler	50,000 shares of common stock for Director services

Calvin D. Smiley, Sr.	50,000 shares of common stock for Director services

Helion Holdings, LLC (beneficially W. Edward Nichols)	50,000 shares of common stock for services

___________

(1) Mr. Littman assigned the shares to the Michael A Littman Atty, Defined Benefit Plan. Subsequently, he sold those shares to Helion Holdings, LLC (beneficially W. Edward Nichols) in September 2020.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

We incurred approximately $43,200 in audit fees to our principal independent accountants for professional services rendered in connection with the audit of financial statements for the fiscal year ended December 31, 2021. We incurred approximately $48,600 in audit fees to our principal independent accountants for professional services rendered in connection with the audit of financial statements for the year ended December 31, 2020.

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

During the fiscal years ended December 31, 2021 and 2020, we did not incur any other fees for professional services rendered by our principal independent accountants for all other non-audit services which may include, but not limited to, tax related services, actuarial services or valuation services.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

The following exhibits are incorporated into this Form 10-K Annual Report:

Exhibit No.	Description
3(i).1	Certificate of Merger to Delaware -8.20.10	(1)
3(i).2	Certificate of Incorporation – Vyta Corp. – Delaware -6.3.2010	(1)
3(i).3	Certificate of Amendment of Certificate of Incorporation – Vyta Corp. - DE – 8.26.10	(1)
3(i).4	Certificate of Incorporation – Bio Lab Naturals, Inc. – DE – 8.26.10	(1)
3(i).5	Certificate of Incorporation – 10 Vyta, Inc. DE – 8.26.10	(1)
3(i).6	Certificate of Amendment of Certificate of Incorporation – Bio Lab Naturals, Inc. – DE – 10.1.10	(1)
3(i).7	Certificate of Amendment of Certificate of Incorporation – Name Change to Vyta Corp. – DE – 4.18.13	(1)
3(i).8	Certificate of Correction – Voiding Name Change – DE – 3.27.15	(1)
3(i).9	Certificate of Amendment of Certificate of Incorporation - Name change to Set Net Global, Inc. – DE – 4.1.15	(1)
3(i).10	Certificate of Amendment of Certificate of Incorporation - Name change back to Bio Lab Naturals, Inc. – DE – 7.16.19	(1)
3(i).11	Articles of Amendment - HPI Equipment Corp. Name Change to PTL Acquisition Sub, Inc. - 1.28.20	(1)
3(i).12	Certification of Amendment of Certificate of Incorporation (Article 4) – 2/3/20	(1)
3(i).13	Articles of Incorporation - PrimeTime Live	(1)
3(i).14	Statement of Correction – Prime Time Live	(1)
3(i).15	Articles of Amendment to Articles of Incorporation – Name Change Prime Time Live, Inc.	(1)
3(ii).16	Bylaws of Bio Lab Naturals, Inc.	(1)
3(ii).17	Bylaws of PTL Acquisition Sub, Inc.	(1)
4.1	2020 Stock Option and Award Plan	(1)
4.2	Series A Preferred Certification of Designation – Bio Lab Naturals, Inc. DE – 8.31.10	(1)
4.3	Class A Super Majority Convertible Preferred Shares Designation – Bio Lab Naturals, Inc. – DE – 2.5.20	(1)
4.4	Class B Convertible Preferred Shares Designation	(1)
4.5	Certificate of Designation of Series AA Preferred Stock – Bio Lab Naturals, Inc. – DE – 5.3.12	(1)
10.1	Agreement and Plan of Reorganization with Prime Time Live, Inc.	(1)
10.2	Exclusive Distribution Agreement with Insane Impact, LLC	(2)
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a–14(a) or 15d-14(a) of the Securities Exchange Act of 1934	*
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934	*
32.1	Certification of Chief Executive Officer under Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*
32.2	Certification of Chief Financial Officer under Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	*
101.SCH	XBRL Taxonomy Extension Schema Document	*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained within Exhibit 101)

 _________________________________

* Filed Herewith

(1)	Incorporated by reference to the Exhibits to the Registrant’s Registration Statement on Form S-1 (File No. 333-239640) filed with the Securities and Exchange Commission on July 2, 2020.

(2)	Incorporated by reference to the Exhibits to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on November 18, 2020.

ITEM 16. FORM 10-K SUMMARY

Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIO LAB NATURALS, INC.

/s/ W. Edward Nichols	March 18, 2022
W. Edward Nichols
(Chief Executive Officer/Principal Executive Officer)

/s/ Darrell Avey	March 18, 2022
Darrell Avey
(Chief Financial Officer/Principal Financial Officer/Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ W. Edward Nichols	March 18, 2022
W. Edward Nichols, Director

/s/ Darrell Avey	March 18, 2022
Darrell Avey, Director

/s/ Jeremy Ostler	March 18, 2022
Jeremy Ostler, Director

/s/ Calvin D. Smiley	March 18, 2022
Calvin D. Smiley, Director

