Form 10-Q
period 2022-03-31
BIO LAB NATURALS, INC.
filed 2022-05-02
CIK 1803977

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 2, 2022, there were 10,803,504 shares of the registrant’s common stock, $0.0001 par value, issued and outstanding, not including shares reserved for conversion of notes.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Bio Lab Naturals, Inc. and Subsidiary
Consolidated Balance Sheets

	March 31,	December 31,
Assets	2022	2021
Current assets	(Unaudited)	(Audited)
Cash and cash equivalents	$32,100	$4,377
Due from other	—	2,425
Prepaid	8,167	11,667
Net property on operating lease	—	107,106
Total current assets	40,267	125,575
Equipment
Equipment, net of accumulated depreciation, $15,346 and
$12,535, respectively	51,627	54,438

Total assets	$91,894	$180,013

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable and accrued liabilities	$22,866	$57,257
Note payable	35,000	35,000
Note payable, related party	—	30,000
Total current liabilities	57,866	122,257
Total liabilities	57,866	122,257

Commitments and Contingencies	—	—

Stockholders' Equity
Preferred shares, $0.0001 par value, 5,000,000 shares authorized;
Class A Convertible, deemed par value $0.04 per share; 500,000 shares issued and outstanding at March 31, 2022 and
December 31, 2021	50	50
Common shares, $0.0001 par value, 200,000,000 shares authorized;
10,803,504 shares issued and outstanding at March 31, 2022
and December 31, 2021	1,080	1,080
Additional paid in capital	35,749,833	35,749,833
Retained (deficit)	(35,716,935)	(35,693,207)
Total stockholders' equity	34,028	57,756

Total liabilities and stockholders' equity	$91,894	$180,013

The accompanying notes are an integral part of these financial statements.

Bio Lab Naturals, Inc. and Subsidiary
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Sales	$—	$—

Cost of sales
Cost of sales - other	358	9,113
Depreciation	2,810	3,760
Total cost of sales	3,168	12,873

Gross profit	(3,168)	(12,873)

Operating expenses
Consulting fees, related party	17,500	5,000
General and administrative expenses - other	6,059	6,378
Professional fees	41,020	41,189
Total operating expenses	64,579	52,567

Loss from operations	(67,747)	(65,440)

Other (expense)
Interest expense	(875)	(552)
Gain (loss) on disposal of assets	44,894	(73,046)
Total other (expense)	44,019	(73,598)

Loss before income taxes	(23,728)	(139,038)

Income taxes	—	—

Net loss	$(23,728)	$(139,038)

Net loss per common share - basic and diluted	$(0.00)	$(0.01)

Weighted average number of common shares	10,803,504	10,753,504

* Net loss is less than $0.01 per share.

The accompanying notes are an integral part of these financial statements.

Bio Lab Naturals, Inc. and Subsidiary
Consolidated Statement of Changes in Stockholders' Equity
(Unaudited)

	Class A Convertible Preferred		Common Shares		Additional		Total
	$0.0001 Par Value		$0.0001 Par Value		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Equity
BALANCES, December 31, 2021	500,000	$50	10,803,504	$1,080	$35,749,833	$(35,693,207)	$57,756
Net loss for the period	—	—	—	—	—	(23,728)	(23,728)
BALANCES, March 31, 2022	500,000	$50	10,803,504	$1,080	$35,749,833	$(35,716,935)	$34,028

The accompanying notes are an integral part of these financial statements.

Bio Lab Naturals, Inc. and Subsidiary
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2022	2021
OPERATING ACTIVITIES
Net loss	$(23,728)	$(139,038)
Adjustment to reconcile net loss to net cash flows used
in operating activities
Depreciation	2,810	3,760
Loss (gain) on disposal of assets	(44,894)	73,046
Changes in:
Prepaid	3,500	—
Accounts payable and accrued liabilities	(34,390)	(11,367)
Net cash (used in) operating activities	(96,702)	(73,599)

INVESTING ACTIVITIES
Deposits	—	(98,150)
Proceeds from disposal of assets	154,425	7,425
Net cash provided by (used in) investing activities	154,425	(90,725)

FINANCING ACTIVITIES
Deposit	—	65,000
Funding from loan	—	35,000
Funds from related party, net of repayment	(30,000)	30,000
Net cash provided by (used in) financing activities	(30,000)	130,000

Net increase (decrease) in cash	27,723	(34,324)
Cash at beginning of period	4,377	69,065
Cash at end of period	$32,100	$34,741

Supplemental Schedule of Cash Flow Information:
Interest paid	$1,375	$—
Income taxes paid	$—	$—

The accompanying notes are an integral part of these financial statements.

BIO LAB NATURALS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

March 31, 2022

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

Accounts Receivable

The Company records accounts receivable at net realizable value. This value includes an appropriate allowance for uncollectible accounts to reflect any loss anticipated on the accounts receivable balances and is charged to other income (expense) in the statements of operations. Management calculates this allowance based on its history of write-offs, the level of past-due accounts based on the contractual terms of the receivables, and the Company’s relationships with, and the economic status of, its clients. At March 31, 2022 and December 31, 2021, there are no allowance for uncollectible accounts.

BIO LAB NATURALS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

March 31, 2022

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

The Company has no leases that qualify as capital leases at March 31, 2022 and December 31, 2021.

Operating Leases

Lease contracts which do not meet the criteria of capital leases are accounted for as operating leases. Property on operating leases is recorded at the lower of cost or fair value and depreciated on a straight-line basis over the estimated useful life of the property. Rental income is recorded on a straight-line basis over the lease term. See Note 5 – Leases.

Equipment

Equipment is recorded at cost and consists of screen video and related equipment. Expenditures for major additions and improvements are capitalized and minor replacements, maintenance, and repairs are charged to expense as incurred. When equipment is retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the results of operations for the respective period. Depreciation of equipment is over the estimated useful life of five to ten years using the straight-line method for consolidated financial statement purposes. At March 31, 2022 and December 31, 2021, there were net capitalized costs of $51,627 and $ $54,438, respectively. Depreciation expense for the three months ended March 31, 2022 and 2021 was $2,810 and $3,760, respectively.

During the three months ended March 31, 2021, the Company sold a used screen and equipment for $14,700 and as a result reported a loss on the disposal of assets in the amount of $(73,046).

BIO LAB NATURALS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

March 31, 2022

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

The Company has adopted ASC guidance regarding accounting for uncertainty in income taxes. This guidance clarifies the accounting for income taxes by prescribing the minimum recognition threshold an income tax position is required to meet before being recognized in the consolidated financial statements and applies to all income tax positions. Each income tax position is assessed using a two-step process. A determination is first made as to whether it is more likely than not that the income tax position will be sustained, based upon technical merits, upon examination by the taxing authorities. If the income tax position

BIO LAB NATURALS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

March 31, 2022

is expected to meet the more likely than not criteria, the benefit recorded in the consolidated financial statements equals the largest amount that is greater than 50% likely to be realized upon its ultimate settlement. At March 31, 2022 and December 31, 2021, there were no uncertain tax positions that required accrual.

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

Loss per Share

Basic net loss per common share of stock is calculated by dividing net loss available to common stockholders by the weighted-average number of common shares outstanding during each period. Diluted net loss per common share is calculated by dividing net loss by the weighted-average number of common shares outstanding, including the effect of other dilutive securities. The Company had no potentially dilutive securities issued at and for the three months ended March 31, 2022 and 2021.

Equity Based Payments

The Company recognizes compensation cost for equity-based awards based on estimated fair value of the award and records capitalized cost or compensation expense over the requisite service period.

Off-Balance Sheet Arrangements

As part of its ongoing business, the Company has not participated in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (SPEs), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. For the period through March 31, 2022, the Company has not been involved in any unconsolidated SPE transactions.

Subsequent Events

The Company evaluates events and transactions after the balance sheet date but before the consolidated financial statements are issued.

Note 3 – Going Concern and Managements’ Plan

The Company’s consolidated financial statements for the three months ended March 31, 2022 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company reported a net loss for the three months ended March 31, 2022 of $(23,728) and an accumulated deficit of $(35,716,935) at March 31, 2022.

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

March 31, 2022

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

The Company did not measure the financial or non-financial assets and liabilities at March 31, 2022 as there was no event or significant change within the valuation hierarchy for the three months ended March 31, 2022.

Note 5 – Net property on operating lease

On April 5, 2021, the Company entered into an operating lease on a semi-truck video screen unit (the Lease”) and as part of the Lease the lessee had the option to purchase the unit. On January 5, 2022, the lessee exercised their option to purchase the unit at a fair value of $152,000 and for the three months ended the Company recognized a gain on the disposal of the unit in the amount of $44,894.

Note 6 – Debt

Promissory Notes

On March 1, 2021, an individual loaned the Company $35,000 in exchange for an unsecured promissory note that included interest at the rate of ten percent (10%) per annum on the unpaid principal balance with all unpaid principal and interest due on or before March 1, 2022. The maturity date was extended to December 31, 2022. Interest is due and payable on the 1st of each month. At March 31, 2022, the Company owes $35,000 in principal and accrued interest of $292 and for the three months ended March 31, 2022 and 2021 incurred interest expense of $875 and $255, respectively.

BIO LAB NATURALS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

March 31, 2022

Related Party

On March 1, 2021, an affiliate of an officer of the Company, loaned the Company $30,000 in exchange for an unsecured promissory note that included interest at the rate of ten percent (10%) per annum on the unpaid principal balance with all unpaid principal and interest due on or before March 1, 2022. Interest is due and payable on the 1st of each month. On January 7, 2022, the Company repaid the balance of the promissory note in full and for the three months ended March 31, 2022 and 2021 incurred interest expense of $0 and $297, respectively.

Note 7 – Stockholders’ Equity

Preferred Shares

Class A Convertible

At March 31, 2022 and December 31, 2021, there are a total of 500,000 shares of Class A Convertible shares of preferred stock (“Class A”) issued and outstanding. The Class A shares provide that when voting as a single class, the shares shall have the votes and the voting power at all times to be at least 60% of the voting power of the Company. Further, the holders of the Class A shares at their discretion and subject to a change of control and to the qualification by application to either NASQAD or NYSE Emerging Markets, can convert their one share of Class A into two shares of the Company’s common stock, subject to adjustment. In addition, the holder of the shares of Class A is entitled to a liquidation preference of the Company senior to all other securities of the Company.

Common Shares

The Company’s capital stock at March 31, 2022 consists of 200,000,000 authorized shares of $0.0001 par value common stock. At March 31, 2022 and December 31, 2021, there were a total of 10,803,504 shares of common stock issued and outstanding.

Note 8 – Equity Based Payments

The Company accounts for equity-based payment accruals under authoritative guidance as set forth in the Topics of the ASC. The guidance requires all equity-based payments to employees and non-employees, including grants of employee and non-employee stock options and warrants, to be recognized in the consolidated financial statements based at their fair values.

2014 Stock Incentive Plan

Effective January 15, 2020, the Company’s adopted its 2020 Stock Option and Award Plan (the “2020 Stock Incentive Plan”). Under the 2020 Stock Incentive Plan, the Board of Directors may grant options or purchase rights to purchase common stock to officers, employees, and other persons who provide services to the Company or any related company. The participants to whom awards are granted, the type of awards granted, the number of shares covered for each award, and the purchase price, conditions and other terms of each award are determined by the Board of Directors, except that the term of the options shall not exceed 10 years. A total of 2 million shares of the Company’s common stock are subject to the 2020 Stock Incentive Plan. The shares issued for the 2020 Stock Incentive Plan may be either treasury or authorized and unissued shares. During the three months ended March 31, 2022 and 2021, the Company granted no options under the 2020 Stock Incentive Plan.

BIO LAB NATURALS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

March 31, 2022

Note 9 – Related Party Transactions

Consulting Fees

During the three months ended March 31, 2022, the Company incurred consulting fees in the amount of $17,500 to an officer and an officer of one of its affiliates.

During the three months ended March 31, 2021, the Company incurred consulting fees in the amount of $5,000 to an officer and an officer of an affiliate.

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

Based on our financial history since inception, our auditor has expressed substantial doubt as to our ability to continue as a going concern. As reflected in the accompanying financial statements, as of March 31, 2022, we had an accumulated deficit totaling $(35,716,935). This raises substantial doubts about our ability to continue as a going concern.

Our plan of operations for the next 12 months is as follows:

The Company has been continuing its business, although it did not generate any revenues during the three months ended March 31, 2022. Management continues to reconnect with event services business relationships and thus is experiencing more normal demand for the event services. Therefore, the Company now expects, without any new or additional steps, additional revenues to be generated during the second quarter of 2022 and continued operational status.

2nd Quarter 2022	Marketing and Operations	$50,041

3rd Quarter 2022	Marketing and Operations	$18,559

4th Quarter 2022	Marketing and Operations	$70,290

1st Quarter 2023	Marketing and Operations	$82,694

Results of HISTORICAL Operations

For the Three Months Ended March 31, 2022 Compared to the Three Months Ended March 31, 2021

During the three months ended March 31, 2022 and 2021, we recognized no sales. The Company expects to generate revenues in the second quarter of 2022 and for the next 12 months.

Gross profit loss for the three months ended March 31, 2022 was $(3,168) compared to $(12,873) for three months ended March 31, 2021. The decrease in gross profit loss of $9,705 pertained primarily to a decrease in cost of sales as a result of no revenues.

During the three months ended March 31, 2022, we recognized $64,579 in operating expenses compared to $52,567 for the three months ended March 31, 2021. The increase of $12,012 was the result primarily from an increase in consulting fees to its officers for the current period.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

During the three months ended March 31, 2022, the Company used cash flows from operational activities of $96,702 that was adjusted by non-cash items of depreciation in the amount of $2,810 and a gain on the disposal of assets in the amount of $44,894 as compared to during the three months ended March 31, 2021, the Company used cash flows from operational activities of $73,599 that was adjusted by non-cash items of: deprecation in the amount of $3,760 and a loss on the disposal of assets in the amount of $73,046.

Investing Activities

During the three months ended March 31, 2022, the Company received proceeds from the sale of its property under an operating lease in the amount of $152,000 as well as a received proceeds from the sale of its used screen the amount of $2,425 as compared to during the three months ended March 31, 2021, the Company deposited funds for the refurbish of its trailer and the purchase of a new screen for resale in the amount of $40,000 and $58,150, respectively as well as received proceeds from the sale of its used screen in the amount of $7,425.

Financing Activities

During the three months ended March 31, 2022, the Company repaid a loan from a related party in the amount of $30,000 as compared to during the three months ended March 31, 2021, the Company borrowed funds in the amount of $65,000 and received a deposit on the sale of a new screen in the amount of $65,000.

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

Going Concern

We have approximately $22,000 in cash as of May 2, 2022, and have incurred operating losses and limited cash flows from operations since inception. As of March 31, 2021, we had accumulated deficit of $(35,716,935) and we will require additional working capital to fund operations through 2022 and beyond. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our financial statements included in this Form 10-Q do not include any adjustments related to recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should we be unable to continue as a going concern. The audited financial statements included in the Company’s recent annual report on Form 10-K have been prepared assuming that we will continue as a going concern and do not include any adjustments that might result if we cease to continue as a going concern.

Based on our financial history since inception, in their report on the financial statements for the period ended December 31, 2021, our independent registered public accounting firm has expressed substantial doubt as to our ability to continue as a going concern. There is no assurance that any revenue will be realized in the future.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f)) during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

There have been no material changes with respect to risk factors previously disclosed in the Company’s Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission on March 18, 2022.

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

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a–14(a) or 15d-14(a) of the Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934
32.1	Certification of Chief Executive Officer under Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer under Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as an Inline XBRL document and included in Exhibit 101)
16

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIO LAB NATURALS, INC.
(Registrant)

Dated: May 2, 2022	By:	/s/ W. Edward Nichols
W. Edward Nichols
(Chief Executive Officer, Principal Executive
Officer)

Dated: May 2, 2022	By:	/s/ Darrell Avey
Darrell Avey
(Chief Financial Officer, Principal Accounting
Officer)

