Form 10-Q
period 2022-06-30
Limitless X Holdings Inc.
filed 2022-08-15
CIK 1803977

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to ___________

Commission file number: 000-56453

LIMITLESS X HOLDINGS INC.

(Exact name of registrant as specified in its charter)

Delaware	81-1034163
(State of Incorporation)	(IRS Employer ID Number)

9454 Wilshire Blvd. #300, Beverly Hills, CA 90212

(Address of Principal Executive Offices)

(855) 413-7030

(Registrant’s Telephone number)

7400 E. Crestline Circle, Suite 130, Greenwood Village, CO 80111

(720) 273-0433

__________________________________

(Former Address and Telephone Number phone of principal executive offices)

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

Yes	☒	No	☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 for Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes	☒	No	☐

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No	☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of August 12, 2022, there were 108,893,460 shares of the registrant’s common stock, $0.0001 par value, issued and outstanding, not including shares reserved for conversion of notes.

i

LIMITLESS X HOLDINGS INC.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

LIMITLESS X HOLDINGS INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2022	December 31, 2021

ASSETS

Current Assets:
Cash	$1,782,380	$78,856
Accounts receivables, net of allowance for doubtful accounts of $0 and $0, respectively	272,019	322,499
Holdback receivables	1,501,182	162,226
Prepaid	4,667	-
Inventories, net	1,949,055	1,875,146
Total current assets	5,509,303	2,438,727

Non-Current Assets:
Operating lease right-of-use asset, net	158,109	224,202
Equipment, net	34,329	-
Other assets	97,596	10,985
Total non-current assets	290,034	235,187

Total assets	$5,799,337	$2,673,914

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$1,545,144	$215,176
Current portion of operating lease liabilities	136,245	132,200
Royalty payable	232,121	-
Refunds payable	316,462	207,599
Chargebacks payable	205,874	100,350
Income tax payable	22,906	22,906
Note payable	35,000	-
Current portion of loan payables to shareholder	3,520,000	28,802
Current portion of note payables to related parties	276,681	-

Total current liabilities	6,290,433	707,033
Loan payables to shareholder, less current portion	202,028	21,198
Note payables to related parties, less current portion	40,929	-
Operating lease liabilities, less current portion	23,222	92,195
Total liabilities	6,556,612	820,426

Commitments and contingencies

Stockholders’ Equity
Preferred Stock - $0.0001 par value; 5,000,000 authorized shares; 500,000 shares issued and outstanding and 500,000 shares issued and outstanding at June 30, 2022 and December 31, 2021	50	50
Common Stock- $0.0001 par value; 200,000,000 authorized shares; 108,893,460 shares issued and outstanding and 9,000,000 shares issuable and 104,893,504 shares issued and outstanding and 11,910,000 shares issuable at June 30, 2022 and December 31, 2021, respectively	11,789	11,680
Additional paid-in-capital	4,954,767	1,837,094
Retained earnings	(5,723,881)	4,664
Total stockholders’ equity	(757,275)	1,853,488

Total liabilities and stockholders’ equity	$5,799,337	$2,673,914

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LIMITLESS X HOLDINGS INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three months	For the six months
	ended June 30,	ended June 30,
	2022	2022

Sales
Net sales	$13,374,528	$21,694,584
Rentals	5,000	5,000
Total net sales	13,379,528	21,699,584

Cost of sales
Cost of sales	4,683,631	6,861,584
Cost of sales - other	358	358
Depreciation	3,613	3,613
Total cost of sales	4,687,602	6,865,555

Gross profit	8,691,926	14,834,029

Operating expenses:
General and administrative	1,182,811	1,577,299
Advertising and marketing	12,012,857	17,256,535
Stock compensation for services	1,117,782	1,117,782
Royalty fees	232,121	232,121
Professional fees	180,271	180,271
General and administrative expenses - other	18,645	18,645
Consulting fees, related party	32,500	32,500
Rent	37,136	80,393
Payroll and payroll taxes	63,249	133,671
Total operating expenses	14,877,372	20,629,217

Loss from operations	(6,185,446)	(5,795,188)

Other income (expense)
Interest expense	(13,108)	(13,108)
Other income	57,756	57,756
Gain on disposal of assets	28,397	28,397
Total other income (expense), net	73,045	73,045

Loss before income taxes	(6,112,401)	(5,722,143)

Income tax provision	(75,552)	6,402

Net loss	$(6,036,849)	$(5,728,545)

Net loss per common share - basic and diluted	$(0.11)	$(0.18)

Weighted average number of common shares	54,960,142	32,081,427

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LIMITLESS X HOLDINGS INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

					Common Stock		Additional		Total
	Preferred Stock		Common Stock		Issuable		Pain-In	Retained	Stockholder’s
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Equity

Balance at March 31, 2022 (unaudited)	500,000	$50	104,893,504	$10,489	11,910,000	$1,191	$1,837,094	$312,968	$2,161,792

Issuance of common stock	-	-	2,910,000	291	(2,910,000)	(291)	2,000,000	-	2,000,000

Issuance of common stock for services	-	-	1,089,956	109	-	-	1,117,673	-	1,117,782

Net loss	-	-	-	-	-	-	-	(6,036,849)	(6,036,849)

Balance at June 30, 2022 (unaudited)	500,000	$50	108,893,460	10,889	9,000,000	900	$4,954,767	$(5,723,881)	$(757,275)

					Common Stock		Additional		Total
	Preferred Stock		Common Stock		Issuable		Pain-In	Retained	Stockholder’s
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Equity

Balance at December 31, 2021	500,000	$50	104,893,504	$10,489	11,910,000	$1,191	$1,837,094	$4,664	$1,853,488

Issuance of common stock	-	-	2,910,000	291	(2,910,000)	(291)	2,000,000	-	2,000,000

Issuance of common stock for services	-	-	1,089,956	109	-	-	1,117,673	-	1,117,782

Net loss	-	-	-	-	-	-	-	(5,728,545)	(5,728,545)

Balance at June 30, 2022 (unaudited)	500,000	$50	108,893,460	$10,889	9,000,000	$900	$4,954,767	$(5,723,881)	$(757,275)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LIMITLESS X HOLDINGS INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the six months
ended June 30,
2022

Cash flows from operating activities:
Net loss	$(5,728,545)

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,613
Common stock issued for professional fees	1,117,782
Changes in assets and liabilities:
Accounts receivables, net	50,480
Holdback receivables	(1,338,956)
Inventories, net	(73,909)
Other assets	(91,278)
Accounts payable and accrued expenses	1,264,794
Refunds payable	108,863
Royalty payable	232,121
Chargebacks payable	105,524
Net cash used in operating activities	(4,349,511)

Cash flows from investing activities:
Proceeds from disposition of asset	28,397
Net cash provided by financing activities	28,397

Cash flows from financing activities:
Proceeds from borrowings from related parties	317,610
Proceeds from borrowings from shareholder	3,672,028
Proceeds from borrowing	35,000
Proceeds from issuance of common stock	2,000,000
Net cash provided by financing activities	6,024,638

Net increase in cash	1,703,524

Cash – beginning of period	78,856

Cash – end of period	$1,782,380

Supplemental disclosures of cash flow information
Cash paid during the periods for:
Interest	$833
Income taxes	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LIMITLESS X HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Organization and History

Vyta Corp (the “Vvta”) was incorporated in Nevada in June 1996. On August 20, 2010, Vvta changed its state of incorporation to Delaware and on November 5, 2010 changed its name to Bio Lab Naturals, Inc. (“Bio Lab”).

Effective December 31, 2019, Bio Lab entered into a Reorganization Agreement with Prime Time Live, Inc. (“PTL”), a Colorado corporation, whereby PTL merged with a newly formed wholly owned subsidiary of Bio Lab, with the subsidiary being the survivor, in exchange for the Bio Lab issuing one share of its common stock for each share of PTL’s 5,500,000 issued and outstanding shares of common stock. As a result, PTL became a wholly owned subsidiary of Bio Lab.

As previously reported on a Current Report on Form 8-K filed with the Securities and Exchange Commission on May 13, 2022, Bio Lab entered into a Share Exchange Agreement (the “Agreement”) with Limitless X, Inc., a Nevada corporation (“LimitlessX”), and its 11 shareholders (the “LimitlessX Acquisition”) on May 11, 2022 (the “Merger”). The parties completed and closed the LimitlessX Acquisition on May 20, 2022 by issuing an aggregate of 97,000,000 shares to the LimitlessX shareholders (the “Closing”). According to the terms of the Agreement, Bio Lab is obligated to issue an additional 9,000,000 shares of common stock to the LimitlessX shareholders pro rata to their interests in approximately six months from Closing as part of the Limitless Acquisition.  Concurrently with the LimitlessX Acquisition, Jaspreet Mathur, the founder and principal shareholder of LimitlessX, also purchased from Helion Holdings LLC, 500,000 shares of Bio Lab’s Class A Preferred Convertible Stock, which at all times have a number of votes equal to 60% of all the issued and outstanding shares of common stock of Bio Lab.

On June 10, 2022, Bio Lab changed its name to Limitless X Holdings, Inc. (“Limitless”).

The Merger was accounted for as a “reverse merger” following the completion of the transaction. For accounting purposes, LimitlessX was deemed to be the accounting acquirer in the transaction and, consequently, the transaction was treated as a recapitalization of Bio Lab. Accordingly, LimitlessX’s assets, liabilities, and results of operations became the historical financial statements of the registrant. No step-up in basis or intangible assets or goodwill was recorded in this transaction.

Limitless is a lifestyle brand, focused in the health and wellness industry. Limitless provides nutritional supplements, cutting edge wellness studies, and interactive training videos. The mission of Limitless is to provide businesses within its industry a turnkey solution to sell products both online and in retail stores. Limitless also provides its own groundbreaking products and wellness videos that fit nearly every person regardless of age or current health conditions. Limitless teams includes sales, marketing, user interface design (UI), user experience design (UX), fulfillment, customer support, labeling, product manufacturing, consulting, retailing, and payment processing, among others.

Note 2 – Summary of Significant Accounting Policies

Principles of Consolidation and Reporting

The accompanying consolidated financial statements include the accounts of Limitless X Holdings Inc. (a holding company) and its wholly owned operating subsidiaries, Limitless X, Inc., and Prime Time Live, Inc. (collectively, the “Company”). All intercompany balances have been eliminated during consolidation.

Use of Estimates in the Preparation of Consolidated Condensed Financial Statements

The preparation of consolidated condensed financial statements in conformity with generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Estimates also affect the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

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

Accounts Receivable, net

Accounts receivable, net consists primarily of trade receivables, net of allowances for doubtful accounts. The Company sells its products for cash or on credit terms, which are established in accordance with local and industry practices and typically require payment within 30 days of delivery. The Company estimates its allowance for doubtful accounts and the related expected credit loss based upon the Company’s historical credit loss experience, adjusted for asset-specific risk characteristics, current economic conditions, and reasonable forecasts. Accounts receivables are written off when determined to be uncollectible. The Company did not require and did not have an allowance for doubtful accounts.

Holdback Receivables

The Company uses a third-party payment processor for its customers. When such customers make a purchase, payments are delivered directly to the third-party payment processor and the net amount is distributed to the Company.

Distributions from the third-party payment processor are based on several criteria, such as return and chargeback history, associated risk for the specific business vertical, average transaction amount, and so on. In order to mitigate processing risks, there are policies regarding reserve requirements and payment in arrears in place.

The total holdback receivables balance reflects the 10% reserve on gross sales and additional reserves by the third-party processor for additional returns and chargebacks.

Inventories, net

Inventories are valued at the lower of cost or net realizable value on a first-in, first-out basis, adjusted for the value of inventory that is determined to be excess, obsolete, expired, or unsaleable. Inventories primarily consisted of finished goods.

Advertising and Marketing

Advertising and marketing costs are charged to expense as incurred. Advertising and marketing costs were approximately $12,012,857 and $17,256,535 for the three and six months ended June 30, 2022 and are included in operating expenses in the accompanying statement of income.

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

	June 30,	December 31,
	2022	2021

Machinery and equipment	$37,463	$-
Total	37,463	-

Less: accumulated depreciation	(3,134)	-

Total equipment, net	$34,329	$-

Depreciation expense for the three and six months ended June 30, 2022 was $3,613 and $3,613, respectively.

During the six months ended June 30, 2022, the Company reported a loss of $16,497 and a gain of $28,397 on the disposal of assets.

Revenue Recognition

Company recognizes revenue when performance obligations under the terms of a contract with its customer are satisfied. The Company has determined that fulfilling and delivering products is a single performance obligation. Revenue is recognized at the point in time when the Company has satisfied its performance obligation and the customer has obtained control of the products. This generally occurs when the product is delivered to or picked up by the customer based on applicable shipping terms, which is typically within 15 days. Revenue is measured as the amount of consideration expected to be received in exchange for fulfilled product orders,

While customers generally have a right to return defective or non-conforming products, past experience has demonstrated that product returns have been immaterial. Customer remedies for defective or non-conforming products may include a refund or exchange. As a result, the right of return is estimated and recorded as a reduction in revenue at the time of sale, if necessary.

The Company’s customer contracts identify product quantity, price, and payment terms. Payment terms are granted consistent with industry standards. Although some payment terms may be more extended, the majority of the Company’s payment terms are less than 30 days. As a result, revenue is not adjusted for the effects of a significant financing component. Amounts billed and due from customers are classified as Accounts Receivables on the Balance Sheet.

The Company utilizes third-party contract manufacturers for the manufacture of its products. The Company has evaluated whether it is the principal or agent in these relationships. The Company has determined that it is the principal in all cases, as it retains the responsibility for fulfillment and risk of loss, as well as for establishing the price.

In accordance with Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers, the Company has elected the practical expedient to expense the incremental costs to obtain a contract, because the amortization period would be less than one year, and the practical expedient for shipping and handling costs. Shipping and handling costs incurred to deliver products to customers are accounted for as fulfillment activities, rather than a promised service, and as such are included in Cost of Goods Sold in the Statements of Operations.

Cost of Goods Sold

Cost of goods sold includes the cost of inventory sold during the period net of allowances, as well as, distribution, and, shipping and handling costs. The amount shown is net of various rebates from third-party vendors in the form of payments.

Refunds Payable

If customers are not satisfied for any reason, they may request a full refund, processed to the original form of payment, within 30 days from the order date. If the order has already been shipped, the Company charges a 20% restocking fee.

As of June 30, 2022 and December 31, 2021, refunds payable were $316,462 and $207,599, respectively.

Chargebacks Payable

Once customers successfully dispute chargebacks with the payment processor, the Company returns such funds to the payment processor to return to the customer.

As of June 30, 2022 and December 31, 2021, chargebacks payable were $205,874 and $100,350, respectively.

Other Comprehensive Loss

The Company has no material components of other comprehensive loss and accordingly, net loss is equal to comprehensive loss for the period.

Income Taxes

The accounting standard on accounting for uncertainty in income taxes addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under that guidance, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement.

Goodwill

In accordance with GAAP, goodwill cannot be amortized, however, it must be tested annually for impairment. This impairment test is calculated at the reporting unit level. The goodwill impairment test has two steps. The first identifies potential impairments by comparing the fair value of a reporting unit with its book value, including goodwill. If the fair value of the reporting unit exceeds the carrying amount, goodwill is not impaired and the second step is not necessary. If the carrying value exceeds the fair value, the second step calculates the possible impairment loss by comparing the implied fair value of goodwill with the carrying amount. If the implied goodwill is less than the carrying amount, a write-down is recorded. Management tests goodwill each year for impairment, or when facts or circumstances indicate impairment has occurred. See Note 4 – Fair Value Measurements.

Earnings (Loss) per Share

The Company calculates earnings per share in accordance with Financial Accounting Standards Board (“FASB”) ASC 260, Earnings Per Share, which requires a dual presentation of basic and diluted earnings per share. Basic earnings per share are computed using the weighted average number of shares outstanding during the fiscal year. The Company did not have any dilutive common shares for the three and six months ended June 30, 2022.

Equity Based Payments

The Company recognizes compensation cost for equity-based awards based on estimated fair value of the award and records capitalized cost or compensation expense over the requisite service period.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk are accounts receivable and other receivables arising from its normal business activities. The Company has a diversified customer base. The Company controls credit risk related to accounts receivable through credit approvals, credit limits, and monitoring procedures. The Company routinely assesses the financial strength of its customers and, based upon factors surrounding the credit risk, establishes an allowance, if required, for un-collectible accounts and, as a consequence, believes that its accounts receivable related credit risk exposure beyond such allowance is limited.

Operating Lease

In accordance with ASC 842, Leases, the Company determines whether an arrangement contains a lease at inception. A lease is a contract that provides the right to control an identified asset for a period of time in exchange for consideration. For identified leases, the Company determines whether it should be classified as an operating or finance lease. Operating leases are recorded in the balance sheet as: right-of-use asset (“ROU asset”) and operating lease liability. ROU asset represents the Company’s right to use an underlying asset for the lease term and lease liability represents the Company’s obligation to make lease payments arising from the lease. ROU assets and operating lease liabilities are recognized at the commencement date of the lease and measured based on the present value of lease payments over the lease term. The ROU asset also includes deferred rent liabilities. The Company’s lease arrangement generally do not provide an implicit interest rate. As a result, in such situations the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The Company includes options to extend or terminate the lease when it is reasonably certain that it will exercise that option in the measurement of its ROU asset and liability. Lease expense for the operating lease is recognized on a straight-line basis over the lease term. The Company has a lease agreement with lease and non-lease components, which are accounted for as a single lease component.

Recent Accounting Pronouncements

In December 2019, FASB issued Accounting Standards Update (“ASU”) 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which amends existing guidance related to the accounting for income taxes. This ASU is intended to simplify the accounting for income taxes by removing certain exceptions to the general principles of accounting for income taxes and to improve the consistent application of GAAP for other areas of accounting for income taxes by clarifying and amending existing guidance. This ASU is effective for fiscal years beginning after December 15, 2020, with early adoption permitted. The Company is currently evaluating the effects adoption of this guidance will have on the financial statements and does not expect that the adoption of this ASU will be material to its financial statements.

Note 3 – Fair Value Measurements

The Company utilizes ASC 820-10, Fair Value Measurement and Disclosure, for valuing financial assets and liabilities measured on a recurring basis. Fair value is defined as the exit price, or the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants as of the measurement date. The guidance also establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs market participants would use in valuing the asset or liability and are developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the factors market participants would use in valuing the asset or liability. The guidance establishes three levels of inputs that may be used to measure fair value:

Level 1.	Observable inputs such as quoted prices in active markets;

Level 2.	Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

Level 3.	Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The Company’s financial instruments consisted of cash, operating lease right-of-use assets, net, accounts payable and accrued expenses, notes payables, and operating lease liabilities.  The estimated fair value of cash, operating lease right-of-use assets, net, and operating lease liabilities approximate its carrying amount due to the short maturity of these instruments.

Note 4 – Commitments and Contingencies

Commitments

Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Generally, the implicit rate of interest in arrangements is not readily determinable and the Company utilizes its incremental borrowing rate in determining the present value of lease payments. The Company’s incremental borrowing rate is a hypothetical rate based on its understanding of what its credit rating would be. The operating lease ROU asset includes any lease payments made and excludes lease incentives. Our variable lease payments primarily consist of maintenance and other operating expenses from our real estate leases. Variable lease payments are excluded from the ROU assets and lease liabilities and are recognized in the period in which the obligation for those payments is incurred. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term.

The Company has lease agreements with lease and non-lease components. The Company has elected to account for these lease and non-lease components as a single lease component.

In accordance with ASC 842, the components of lease expense were as follows:

For the six months ended June 30,	2022
Operating lease expense	$69,054
Total lease expense	$69,054

In accordance with ASC 842, other information related to leases was as follows:

For the six months ended June 30,	2022
Operating cash flows from operating leases	$67,890
Cash paid for amounts included in the measurement of lease liabilities	$67,890

Weighted-average remaining lease term—operating leases	1.7 Years
Weighted-average discount rate—operating leases	3%

In accordance with ASC 842, maturities of operating lease liabilities as of June 30, 2022 were as follows:

Operating
Year ending:	Lease
2022 (remaining six months)	$69,248
2023	93,236
2024	-
2025	-
2026	-
Total undiscounted cash flows	$162,484

Reconciliation of lease liabilities:
Weighted-average remaining lease terms	1.7 Years
Weighted-average discount rate	3%
Present values	$159,467

Lease liabilities—current	136,245
Lease liabilities—long-term	23,222
Lease liabilities—total	$159,467

Difference between undiscounted and discounted cash flows	$3,017

Contingencies

From time to time, the Company may be involved in certain legal actions and claims arising in the normal course of business. Management is of the opinion that such matters will be resolved without material effect on the Company’s financial condition or results of operations.

Note 5 – Debt

Note payable

	June 30,	December 31,
	2022	2021

March 1, 2021 ($35,000)	$35,000	$-
Total note payable	35,000	-
Less - current portion	(35,000)	-

Total note payable, less current portion	$-	$-

The following table provides future minimum payments as of June 30, 2022:

For the years ended	Amount
2022 (remaining six months)	$35,000
2023	-
2024	-
2025	-
2026	-
Thereafter	-

Total	$35,000

March 1, 2021 – $35,000

On March 1, 2021, an individual loaned Prime Time Live, Inc. $35,000 in exchange for an unsecured promissory note that included interest at the rate of 10% per annum on the unpaid principal balance with all unpaid principal and interest due on or before March 1, 2022. The maturity date was extended to December 31, 2022. Interest is due and payable on the first day of each month. At June 30, 2022, Prime Time Live, Inc. owes $35,000 in principal and accrued interest of $292 and $292 for the three and six months ended June 30, 2022.

Note 6 – Stockholders’ Equity

Preferred Stock

Class A Convertible

At June 30, 2022 and December 31, 2021, there are a total of 500,000 shares of Class A Convertible shares of preferred stock (“Class A”) issued and outstanding. The Class A shares provide that when voting as a single class, the shares shall have the votes and the voting power at all times of at least 60% of the voting power of the Company. Further, the holders of the Class A shares at their discretion and subject to a change of control or listing of the common stock of the Company on either the NASDAQ or NYSE stock exchanges, can convert their one share of Class A into two shares of the Company’s common stock, subject to adjustment. In addition, the holder of the shares of Class A is entitled to a liquidation preference of the Company senior to all other securities of the Company.

Common Stock

The Company’s common stock at June 30, 2022 consists of 200,000,000 authorized shares of $0.0001 par value common stock. At June 30, 2022 and December 31, 2021, there was a total of 10,803,504 shares of common stock issued and outstanding.

Common Stock and Recapitalization

As a result of reverse merger and LimitlessX being the acquirer, the Company retrospectively restated its common stock as if the transaction occurred beginning of the period. The following is the reconciliation of retrospectively restated common stock:

	December 31, 2021
	Issued	Issuable	Total

Common stock – Limitless X Inc. – as original	48,500,000	1,500,000	50,000,000
Common stock split (1 to 1.94) – Limitless X Inc.	45,590,000	1,410,000	47,000,000
Common stock issuable (additional stock split) – Limitless X Inc.	-	9,000,000	9,000,000
Common stock (Bio Lab) – prior to reverse merger	10,803,504	-	10,803,504

Total as of December 31, 2021 – as retrospectively restated	104,893,504	11,910,000	116,803,504

Note 7 – Equity Based Payments

The Company accounts for equity-based payment accruals under authoritative guidance as set forth in the Topics of the ASC. The guidance requires all equity-based payments to employees and non-employees, including grants of employee and non-employee stock options and warrants, to be recognized in the consolidated financial statements based at their fair values.

2020 Stock Incentive Plan

Effective January 15, 2020, the Company adopted its 2020 Stock Option and Award Plan (the “2020 Stock Incentive Plan”). Under the 2020 Stock Incentive Plan, the Board of Directors may grant options or purchase rights to purchase common stock to officers, employees, and other persons who provide services to the Company or any related company. The participants to whom awards are granted, the type of awards granted, the number of shares covered for each award, and the purchase price, conditions and other terms of each award are determined by the Board of Directors, except that the term of the options shall not exceed ten years. A total of 2,000,000 shares of the Company’s common stock is reserved for the 2020 Stock Incentive Plan. The shares issued for the 2020 Stock Incentive Plan may be either treasury or authorized and unissued shares. During the six months ended June 30, 2022 and 2021, the Company granted no options under the 2020 Stock Incentive Plan.

Note 8 – Related Party Transactions

Consulting Fees

During the three and six months ended June 30, 2022, the Company incurred consulting fees in the amount of $17,500 and $32,500 to an officer and an officer of one of its affiliates.

Royalty Payables

Limitless Performance Inc. (“LPI”), SMILZ INC. (“Smiles”), DIVATRIM INC. (“Divatrim”), and AMAROSE INC. (“Amarose”) are all companies owned by a shareholder of the Company.

●	On December 1, 2021, the Company entered into a manufacturing and distributorship license agreement with LPI for the Company to distribute LPI products and for payments to LPI for its product designs and distribution rights. The Company shall pay to LPI from time to time royalty payments equal to 4.00% of gross sales, excluding returns, chargebacks, and other such allowances.

●	On December 1, 2021, the Company entered into a manufacturing and distributorship license agreement with Smiles for the Company to distribute Smiles products and for payments to Smiles for its product designs and distribution rights. The Company shall pay to Smiles from time to time royalty payments equal to 4.00% of gross sales, excluding returns, chargebacks, and other such allowances.

●	On December 1, 2021, the Company entered into a manufacturing and distributorship license agreement with Divatrim for the Company to distribute Divatrim products and for payments to Smiles for its product designs and distribution rights. The Company shall pay to Divatrim from time to time royalty payments equal to 4.00% of gross sales, excluding returns, chargebacks, and other such allowances.

●	On December 1, 2021, the Company entered into a manufacturing and distributorship license agreement with Amarose for the Company to distribute Amarose products and for payments to Smiles for its product designs and distribution rights. The Company shall pay to Amarose from time to time royalty payments equal to 4.00% of gross sales, excluding returns, chargebacks, and other such allowances.

Effective April 1, 2022, the Company shall pay all earned royalties to LPI, Smiles, Divatrim, and Amarose beginning on June 15, 2022. As of June 30, 2022, the royalty payable is in the amount of $232,121.

Note payables to shareholder

	June 30,	December 31,
	2022	2021

December 6, 2021 ($50,000)	$50,000	$50,000
February 11, 2022 ($150,000)	150,000	-
May 8, 2022 ($550,000)	550,000	-
May 9, 2022 ($1,100,000)	1,100,000	-
May 16, 2022 ($450,000)	450,000	-
June 1, 2022 ($500,000)	500,000	-
June 30, 2022 ($922,028)	922,028	-
Total loan payables to shareholder	3,722,028	50,000
Less - current portion	(3,520,000)	(28,802)

Total loan payables to shareholder, less current portion	$202,028	$21,198

The following table provides future minimum payments as of June 30, 2022:

For the years ended	Amount
2022 (remaining six months)	$2,484,747
2023	1,237,281
2024	-
2025	-
2026	-
Thereafter	-

Total	$3,722,028

December 6, 2021 – $50,000

On December 6, 2021, Limitless X Inc. (“Limitless X”) executed the standard loan documents required for securing a loan of $50,000 from a shareholder. As of June 30, 2022 and December 31, 2021, the balance is $50,000 and $50,000, respectively.

Pursuant to that certain Loan Authorization and Agreement, Limitless X borrowed an aggregate principal amount of $50,000, with proceeds to be used for working capital purposes. Beginning on June 1, 2022, the loan requires a payment of $4,303 per month which includes principal and interest with an interest rate of 6%. The total balance of principal and interest of $51,640 is due on May 1, 2023.

February 11, 2022 – $150,000

On February 11, 2022, Limitless X executed standard loan documents required for securing a loan of $150,000 from a shareholder. As of June 30, 2022, the balance is $150,000.

Pursuant to that certain Loan Authorization and Agreement, Limitless X borrowed an aggregate principal amount of $150,000, with proceeds to be used for working capital purposes. Beginning on June 1, 2022, the loan requires a payment of $12,910 per month which includes principal and interest with an interest rate of 6%. The total balance of principal and interest of $154,920 is due on May 1, 2023.

May 8, 2022 – $550,000

On May 8, 2022, Limitless X executed standard loan documents required for securing a loan of $550,000 from a shareholder. As of June 30, 2022, the balance is $550,000.

Pursuant to that certain Loan Authorization and Agreement, Limitless X borrowed an aggregate principal amount of $550,000, with proceeds to be used for working capital purposes. Beginning on June 1, 2022, the loan requires a payment of $47,337 per month which includes principal and interest with an interest rate of 6%. The total balance of principal and interest of $568,038 is due on May 1, 2023.

May 16, 2022 – $1,100,000

On May 16, 2022, Limitless X executed standard loan documents required for securing a loan of $1,100,000 from a shareholder. As of June 30, 2022, the balance is $1,100,00.

Pursuant to that certain Loan Authorization and Agreement, Limitless X borrowed an aggregate principal amount of $1,100,000, with proceeds to be used for working capital purposes. Interest began accruing at the rate of 8.5% on June 17, 2022.

May 18, 2022 – $450,000

On May 8, 2022, Limitless X executed standard loan documents required for securing a loan of $450,000 from a shareholder. As of June 30, 2022, the balance is $550,000.

Pursuant to that certain Loan Authorization and Agreement, Limitless X borrowed an aggregate principal amount of $450,000, with proceeds to be used for working capital purposes. Interest began accruing at the rate of 8.5% on June 19, 2022.

June 1, 2022 – $500,000

On June 1, 2022, Limitless X executed standard loan documents required for securing a loan of $500,000 from a shareholder. As of June 30, 2022, the balance is $500,000.

Pursuant to that certain Loan Authorization and Agreement, Limitless X borrowed an aggregate principal amount of $500,000, with proceeds to be used for working capital purposes. Beginning on August 1, 2022, the loan requires a payment of $43,494 per month which includes principal and interest with an interest rate of 8%. The total balance of principal and interest of $521,931 is due on July 1, 2023.

June 30, 2022 – $922,028

On June 30, 2022, Limitless X executed standard loan documents required for securing a loan of $922,028 from a shareholder. As of June 30, 2022, the balance is $922,028.

Pursuant to that certain Loan Authorization and Agreement, Limitless X borrowed an aggregate principal amount of $922,028, with proceeds to be used for working capital purposes. Beginning on August 1, 2022, the loan requires a payment of $80,206 per month which includes principal and interest with an interest rate of 8%. The total balance of principal and interest of $962,469 is due on August 1, 2023.

Note payables to related parties

	June 30,	December 31,
	2022	2021

April 1, 2022 ($237,610)	$237,610	$-
May 10, 2022 ($12,500)	12,500	-
May 10, 2022 ($12,500)	12,500	-
May 10, 2022 ($20,000)	20,000	-
May 31, 2022 ($5,000)	5,000	-
May 31, 2022 ($15,000)	15,000	-
June 9, 2022 ($15,000)	15,000	-
Total note payables to related parties	317,610	-
Less - current portion	(276,681)	-

Total note payables to related parties, less current portion	$40,929	$-

The following table provides future minimum payments as of June 30, 2022:

For the years ended	Amount
2022 (remaining six months)	$276,681
2023	40,929
2024	-
2025	-
2026	-
Thereafter	-

Total	$317,610

April 1, 2022 – $237,610

On April 1, 2022, Limitless X executed standard loan documents required for securing a loan of $237,610 from Emblaze One, a company owned by a shareholder. As of June 30, 2022, the balance is $237,610.

Pursuant to that certain Loan Authorization and Agreement, Limitless X borrowed an aggregate principal amount of $237,610, with proceeds to be used for working capital purposes. Beginning on September 1, 2022, the loan requires a payment of $20,669 per month which includes principal and interest with an interest rate of 8%. The total balance of principal and interest of $248,032 is due on August 1, 2023.

May 10, 2022 ($12,500)

On May 10, 2022, a related party of the Company loaned Prime Time Live, Inc. $12,500 in exchange for a promissory note that included interest at the rate of 10% per annum on the unpaid principal balance with all unpaid principal and interest due on or before May 10, 2023. Interest began accruing at the rate of 10% on May 10, 2022.

May 10, 2022 ($12,500)

On May 10, 2022, a related party of the Company loaned Prime Time Live, Inc. $12,500 in exchange for a promissory note that included interest at the rate of 10% per annum on the unpaid principal balance with all unpaid principal and interest due on or before May 10, 2023. Interest began accruing at the rate of 10% on May 10, 2022.

May 10, 2022 ($20,000)

On May 10, 2022, a related party of the Company loaned Prime Time Live, Inc. $20,000 in exchange for a promissory note that included interest at the rate of 10% per annum on the unpaid principal balance with all unpaid principal and interest due on or before May 10, 2023. Interest began accruing at the rate of 10% on May 10, 2022.

May 31, 2022 ($5,000)

On May 31, 2022, a related party of the Company loaned Prime Time Live, Inc. $5,000 in exchange for a promissory note that included interest at the rate of 10% per annum on the unpaid principal balance with all unpaid principal and interest due on or before May 31, 2023. Interest began accruing at the rate of 10% on May 31, 2022.

May 31, 2022 ($15,000)

On May 31, 2022, a related party of the Company loaned Prime Time Live, Inc. $15,000 in exchange for a promissory note that included interest at the rate of 10% per annum on the unpaid principal balance with all unpaid principal and interest due on or before May 31, 2023. Interest will began accruing at the rate of 10% on May 31, 2022.

June 9, 2022 ($15,000)

On May 10, 2022, a related party of the Company loaned Prime Time Live, Inc. $15,000 in exchange for a promissory note that included interest at the rate of 10% per annum on the unpaid principal balance with all unpaid principal and interest due on or before May 10, 2023. Interest began accruing at the rate of 10% on May 10, 2022.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements and Associated Risks.

This Form 10-Q contains certain statements that are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. For this purpose, any statements contained in this Form 10-Q that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as “may,” “expect,” “believe,” “anticipate,” “estimate,” “continue” or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within our control. These factors include but are not limited to economic conditions generally and in the industries in which we may participate; competition within our chosen industry, including competition from much larger competitors; technological advances, and failure to successfully develop business relationships.

INTRODUCTION

As previously reported on a Current Report on Form 8-K filed with the Securities and Exchange Commission on May 13, 2022, the registrant, Bio Lab Naturals, Inc. (“Bio Lab”), entered into a Share Exchange Agreement (the “Agreement”) with Limitless X, Inc., a Nevada corporation (“LimitlessX”), and its 11 shareholders (the “LimitlessX Acquisition”) on May 11, 2022 (the “Merger”). The parties completed and closed the LimitlessX Acquisition on May 20, 2022 by issuing an aggregate of 97,000,000 shares to the LimitlessX shareholders (the “Closing”). According to the terms of the Agreement, Bio Lab is obligated to issue an additional 9,000,000 shares of common stock to the LimitlessX shareholders pro rata to their interests in approximately six months from Closing as part of the Limitless Acquisition.  Concurrently with the LimitlessX Acquisition, Jaspreet Mathur, the founder and principal shareholder of LimitlessX, also purchased from Helion Holdings LLC, 500,000 shares of Bio Lab’s Class A Preferred Convertible Stock, which at all times have a number of votes equal to 60% of all the issued and outstanding shares of common stock of Bio Lab.

On June 10, 2022, Bio Lab changed its name to Limitless X Holdings, Inc.

The Merger was accounted for as a “reverse merger” following the completion of the transaction. For accounting purposes, LimitlessX was deemed to be the accounting acquirer in the transaction and, consequently, the transaction was treated as a recapitalization of Bio Lab. Accordingly, LimitlessX’s assets, liabilities, and results of operations became the historical financial statements of the registrant.

RESULTS OF OPERATION

For the Three Months Ended June 30, 2022 Compared to the Three Months Ended March 31, 2022

We were incorporated in the State of Nevada on September 27, 2021. Consequently, we did not have any activity for the six and three months ended June 30, 2021.

Our sales increased by 60.8% to $5.0 million for the three months ended June 30, 2022 as compared to $8.3 million for the three months ended March 31, 2022. Sales increase was due to increase in operating activity and marketing.

Gross profit for the three months ended June 30, 2022 was $8.7 million compared to $6.1 million for the three months ended March 31, 2022. The increase in gross profit of $2.6 million was due to increase in operating activity and marketing.

During the three months ended June 30, 2022, we recognized $14.9 million in operating expenses compared to $5.8 million for the three months ended March 31, 2022. The increase of $9.0 million was primarily from advertising and market and stock compensation for services.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

During the six months ended June 30, 2022, net cash used in operating activities was $4,349,511. The cash used in operating activities was primary due to net loss and timing of settlement of assets and liabilities including stock compensation expenses.

Investing Activities

Net cash provided by investing activities for the six months ended June 30, 2022 was $28,397. During the six months ended June 30, 2022, $28,397 was provided by proceeds from the disposition of an asset.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2022 was $6,024,638. This amount was incurred by increased borrowings from related parties and shareholders and proceeds from issuance of common stock.

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

Management has carried out an evaluation of the effectiveness of the design and operation of our Company’s disclosure controls and procedures. [Based on the evaluation, our Chief Executive Officer and President and Chief Financial Officer concluded that our disclosure controls and procedures [are operating effectively] [have certain deficiencies].

Changes in Internal Control Over Financial Reporting

We recently hired a new Chief Financial Officer and have new management. We anticipate that our management, including our Chief Financial Officer, and our independent registered public accounting firm, will discuss the status of our financial controls and procedures and determine what changes are necessary to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with U.S. GAAP. We anticipate that a number of changes in our financial controls and procedures will be made in the ensuing periods.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Our Current Report on Form 8-K, filed with the SEC, on May 26, 2022, describes important risk factors that could cause our business, financial condition, results of operations, and growth prospects to differ materially from those indicated or suggested by forward-looking statements made in this Quarterly Report on Form 10-Q or presented elsewhere by management from time to time. There have been no material changes in the risk factors that appear in our Current Report on Form 8-K. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially and adversely affect our business.

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

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934
32.1	Certification of Chief Executive Officer under Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer under Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as an Inline XBRL document and included in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIMITLESS X HOLDINGS INC.
(Registrant)

Dated: August 15, 2022	By:	/s/ Jaspreet Mathur
Jaspreet Mathur
(Chief Executive Officer, Principal Executive
Officer)

Dated: August 15, 2022	By:	/s/ Benjamin Chung
Benjamin Chung
(Chief Financial Officer, Principal Accounting
Officer)