Form 10-Q
period 2022-09-30
Limitless X Holdings Inc.
filed 2022-11-10
CIK 1803977

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 4, 2022, there were 117,893,460 shares of the registrant’s common stock, $0.0001 par value, issued and outstanding, not including shares reserved for conversion of notes.

i

LIMITLESS X HOLDINGS INC.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

LIMITLESS X HOLDINGS INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2022	December 31, 2021

ASSETS

Current Assets:
Cash	$919,978	$78,856
Accounts receivables, net of allowance for doubtful accounts of $0 and $0, respectively	581,319	322,499
Holdback receivables	2,342,496	162,226
Prepaid	1,167	-
Inventories, net	1,702,333	1,875,146
Total current assets	5,547,293	2,438,727

Non-Current Assets:
Operating lease right-of-use asset, net	124,696	224,202
Equipment, net	33,292	-
Other assets	85,629	10,985
Total non-current assets	243,617	235,187

Total assets	$5,790,910	$2,673,914

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$2,246,920	$215,176
Current portion of operating lease liabilities	126,297	132,200
Royalty payable	704,203	-
Refunds payable	373,149	207,599
Chargebacks payable	254,319	100,350
Income tax payable	22,906	22,906
Note payable	35,000	-
Convertible note payables	1,550,000	-
Current portion of loan payables to shareholder	3,722,028	28,802
Note payables to related parties	317,610	-

Total current liabilities	9,352,432	707,033
Loan payables to shareholder, less current portion	-	21,198
Operating lease liabilities, less current portion	-	92,195
Total liabilities	9,352,432	820,426

Commitments and contingencies

Stockholders’ Equity
Preferred Stock - $0.0001 par value; 5,000,000 authorized shares; 500,000 shares issued and outstanding and 500,000 shares issued and outstanding at September 30, 2022 and December 31, 2021	50	50
Common Stock- $0.0001 par value; 200,000,000 authorized shares; 117,893,460 shares issued and outstanding and 104,893,504 shares issued and outstanding and 11,910,000 shares issuable at September 30, 2022 and December 31, 2021, respectively	11,789	11,680
Additional paid-in-capital	4,954,767	1,837,094
Retained earnings	(8,528,128)	4,664
Total stockholders’ equity	(3,561,522)	1,853,488

Total liabilities and stockholders’ equity	$5,790,910	$2,673,914

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LIMITLESS X HOLDINGS INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three months	For the nine months
	ended September 30, 2022	ended September 30, 2022

Sales
Net sales	$21,493,178	$39,726,435
Rentals	2,500	7,500
Total net sales	21,495,678	39,733,935

Cost of sales
Cost of sales	3,037,997	5,837,994
Cost of sales - other	-	358
Total cost of sales	3,037,997	5,838,352

Gross profit	18,457,681	33,895,583

Operating expenses:
General and administrative	653,894	1,060,677
Advertising and marketing	17,163,099	34,376,380
Stock compensation for services	-	1,117,782
Transaction fees	1,401,892	1,988,718
Merchant fees	917,427	1,656,920
Royalty fees	472,082	704,203
Professional fees	272,963	940,945
Payroll and payroll taxes	258,934	392,605
Rent	41,177	121,570
General and administrative expenses - other	5,138	23,783
Consulting fees, related party	6,000	38,500
Depreciation	1,036	4,649
Total operating expenses	21,193,642	42,426,732

Loss from operations	(2,735,961)	(8,531,149)

Other income (expense)
Interest expense	(68,286)	(81,394)
Other income	-	57,756
Gain on disposal of assets	-	28,397
Total other income (expense), net	(68,286)	4,759

Loss before income taxes	(2,804,247)	(8,526,390)

Income tax provision	-	6,402

Net loss	$(2,804,247)	$(8,532,792)

Net loss per common share - basic and diluted	$(0.02)	$(0.14)

Weighted average number of common shares	113,686,938	59,582,185

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LIMITLESS X HOLDINGS INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

					Common Stock		Additional		Total
	Preferred Stock		Common Stock		Issuable		Pain-In	Retained	Stockholder’s
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Equity

Balance at December 31, 2021	500,000	$50	104,893,504	$10,489	11,910,000	$1,191	$1,837,094	$4,664	$1,853,488

Issuance of common stock	-	-	2,910,000	291	(2,910,000)	(291)	2,000,000	-	2,000,000

Issuance of common stock issuable	-	-	9,000,000	900	(9,000,000)	(900)	-	-	-

Issuance of common stock for services	-	-	1,089,956	109	-	-	1,117,673	-	1,117,782

Net loss	-	-	-	-	-	-	-	(8,532,792)	(8,532,792)

Balance at September 30, 2022 (unaudited)	500,000	$50	117,893,460	$11,789	-	$-	$4,954,767	$(8,528,128)	$(3,561,522)

					Common Stock		Additional		Total
	Preferred Stock		Common Stock		Issuable		Pain-In	Retained	Stockholder’s
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Equity

Balance at June 30, 2022 (unaudited)	500,000	$50	108,893,460	$10,889	9,000,000	$900	$4,954,767	$(5,723,881)	$(757,275)

Issuance of common stock issuable	-	-	9,000,000	900	(9,000,000)	(900)	-	-	-

Net loss	-	-	-	-	-	-	-	(2,804,247)	(2,804,247)

Balance at September 30, 2022 (unaudited)	500,000	$50	117,893,460	11,789	-	-	$4,954,767	$(8,528,128)	$(3,561,522)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LIMITLESS X HOLDINGS INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the nine months
ended September 30, 2022

Cash flows from operating activities:
Net loss	$(8,532,792)

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,613
Common stock issued for professional fees	1,117,782
Changes in assets and liabilities:
Accounts receivables, net	(258,820)
Holdback receivables	(2,180,270)
Inventories, net	172,813
Other assets	(75,811)
Accounts payable and accrued expenses	1,967,850
Refunds payable	165,550
Royalty payable	704,203
Chargebacks payable	153,969
Net cash used in operating activities	(6,761,913)

Cash flows from investing activities:
Proceeds from disposition of asset	28,397
Net cash provided by financing activities	28,397

Cash flows from financing activities:
Proceeds from borrowings from related parties	317,610
Proceeds from borrowings from shareholder	3,672,028
Proceeds from borrowing	1,585,000
Proceeds from issuance of common stock	2,000,000
Net cash provided by financing activities	7,574,638

Net increase in cash	841,122

Cash – beginning of period	78,856

Cash – end of period	$919,978

Supplemental disclosures of cash flow information
Cash paid during the periods for:
Interest	$1,125
Income taxes	-

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

Limitless is a lifestyle brand, focused in the health and wellness industry. Limitless provides nutritional supplements, wellness studies, and interactive training videos. The mission of Limitless is to provide businesses within its industry a turnkey solution to sell products both online and in retail stores. Limitless also provides its own products and wellness videos suitable for a wide range of ages and fitness. Limitless teams includes sales, marketing, user interface design (UI), user experience design (UX), fulfillment, customer support, labeling, product manufacturing, consulting, retailing, and payment processing, among others.

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

Advertising and Marketing

Advertising and marketing costs are charged to expense as incurred. Advertising and marketing costs were approximately $17,163,099 and $34,376,380 for the three and nine months ended September 30, 2022 and are included in operating expenses in the accompanying statement of income.

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

	September 30,	December 31,
	2022	2021

Machinery and equipment	$37,463	$-
Total	37,463	-

Less: accumulated depreciation	(4,171)	-

Total equipment, net	$33,292	$-

Depreciation expense for the three and nine months ended September 30, 2022 was $1,036 and $4,649, respectively.

During the nine months ended September 30, 2022, the Company reported a gain of $28,397 on the disposal of assets.

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

As of September 30, 2022 and December 31, 2021, refunds payable were $373,149 and $207,599, respectively.

Chargebacks Payable

Once customers successfully dispute chargebacks with the payment processor, the Company returns such funds to the payment processor to return to the customer.

As of September 30, 2022 and December 31, 2021, chargebacks payable were $254,319 and $100,350, respectively.

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

Earnings (Loss) per Share

The Company calculates earnings per share in accordance with Financial Accounting Standards Board (“FASB”) ASC 260, Earnings Per Share, which requires a dual presentation of basic and diluted earnings per share. Basic earnings per share are computed using the weighted average number of shares outstanding during the fiscal year. The Company did not have any dilutive common shares for the three and nine months ended September 30, 2022.

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

Note 4 – Commitments and Contingencies

Commitments

Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Generally, the implicit rate of interest in arrangements is not readily determinable and the Company utilizes its incremental borrowing rate in determining the present value of lease payments. The Company’s incremental borrowing rate is a hypothetical rate based on its understanding of what its credit rating would be. The operating lease ROU asset includes any lease payments made and excludes lease incentives. The Company’s variable lease payments primarily consist of maintenance and other operating expenses from their real estate leases. Variable lease payments are excluded from the ROU assets and lease liabilities and are recognized in the period in which the obligation for those payments is incurred. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term.

The Company has lease agreements with lease and non-lease components. The Company has elected to account for these lease and non-lease components as a single lease component.

In accordance with ASC 842, the components of lease expense were as follows:

For the nine months ended September 30,	2022
Operating lease expense	$103,581
Total lease expense	$103,581

In accordance with ASC 842, other information related to leases was as follows:

For the nine months ended September 30,	2022
Operating cash flows from operating leases	$102,174
Cash paid for amounts included in the measurement of lease liabilities	$102,174

Weighted-average remaining lease term—operating leases	0.9 Years
Weighted-average discount rate—operating leases	3%

In accordance with ASC 842, maturities of operating lease liabilities as of September 30, 2022 were as follows:

Operating
Year ending:	Lease
2022 (remaining three months)	$34,963
2023	93,236
2024	-
2025	-
2026	-
Total undiscounted cash flows	$128,199

Reconciliation of lease liabilities:
Weighted-average remaining lease terms	0.9 Years
Weighted-average discount rate	3%
Present values	$126,297
Lease liabilities—current	126,297
Lease liabilities—long-term	-
Lease liabilities—total	$126,297

Difference between undiscounted and discounted cash flows	$1,902

Contingencies

From time to time, the Company may be involved in certain legal actions and claims arising in the normal course of business. Management is of the opinion that such matters will be resolved without material effect on the Company’s financial condition or results of operations.

Note 5 – Debt

Note payable

	September 30,	December 31,
	2022	2021

March 1, 2021 ($35,000)	$35,000	$-
Total note payable	35,000	-
Less - current portion	(35,000)	-

Total note payable, less current portion	$-	$-

The following table provides future minimum payments as of September 30, 2022:

For the years ended	Amount
2022 (remaining three months)	$35,000
2023	-
2024	-
2025	-
2026	-
Thereafter	-

Total	$35,000

March 1, 2021 – $35,000

On March 1, 2021, an individual loaned Prime Time Live, Inc. $35,000 in exchange for an unsecured promissory note that included interest at the rate of 10% per annum on the unpaid principal balance with all unpaid principal and interest due on or before March 1, 2022. The maturity date was extended to December 31, 2022. Interest is due and payable on the first day of each month. At September 30, 2022, Prime Time Live, Inc. owes $35,000 in principal and accrued interest of $875 and $1,167 for the three and nine months ended September 30, 2022.

Convertible note payables

	September 30,	December 31,
	2022	2021

August 3, 2022 ($1,000,000)	$1,000,000	$-
September 29, 2022 ($50,000)	50,000	-
September 29, 2022 ($500,000)	500,000	-
Total convertible note payables	1,550,000	-
Less - current portion	-	-

Total convertible note payables, less current portion	$1,550,000	$-

The following table provides future minimum payments as of September 30, 2022:

For the years ended	Amount
2022 (remaining three months)	$-
2023	1,550,000
2024	-
2025	-
2026	-
Thereafter	-

Total	$1,550,000

The Company conducted a convertible note offering for a maximum offering of $15,000,000 and a minimum of $2,000,000 (the “Convertible Note Offering”).

Pursuant to the terms of the Convertible Note, the principal amount of the Note that may be outstanding from time to time shall bear interest per annum until paid in full at a rate equal to 6%, compounded annually. The principal and interest of the Note shall be due and payable to the noteholder on the one-year anniversary of the date of the Note (the “Maturity Date”) unless all principal and interest due under the Note had been converted by the Maturity Date.

The conversion price shall be equal to $0.25 per share of Common Stock. Any time prior to the Maturity Date, and upon the date of effectiveness of registration of the Notes on a registration statement filed with the Securities and Exchange Commission (the “SEC”), the Note shall automatically convert to shares of common stock of the Company at the Conversion Price (the “Automatic Conversion”); provided however, that in the event that Conversion Shares represent greater than 4.99% of the total Common Shares of the Company (the portion above 4.99% referred to herein as the “Excess Shares”), then the Automatic Conversion shall only apply to such portion of the Note up to 4.99% and not include the Excess Shares. This Note is convertible at the option of the Noteholder, in holder’s sole discretion, in whole or in part, at any time prior to the Maturity Date or payment in full of the Note, whichever occurs first, all or any portion of principal or interest, into shares of Common Stock of the Company at the Conversion Price.

As of September 30, 2022, the Company has received $1,550,000 from three accredited investors pursuant to the Convertible Note Offering.

Note 6 – Stockholders’ Equity

Preferred Stock

Class A Convertible

At September 30, 2022 and December 31, 2021, there are a total of 500,000 shares of Class A Convertible shares of preferred stock (“Class A”) issued and outstanding. The Class A shares provide that when voting as a single class, the shares shall have the votes and the voting power at all times of at least 60% of the voting power of the Company. Further, the holders of the Class A shares at their discretion and subject to a change of control or listing of the common stock of the Company on either the NASDAQ or NYSE stock exchanges, can convert their one share of Class A into two shares of the Company’s common stock, subject to adjustment. In addition, the holder of the shares of Class A is entitled to a liquidation preference of the Company senior to all other securities of the Company.

Common Stock

The Company’s common stock at September 30, 2022 consists of 200,000,000 authorized shares of $0.0001 par value common stock. At September 30, 2022 and December 31, 2021, there was a total of 117,893,460 shares of common stock issued and outstanding and 10,803,504 shares of common stock issued and outstanding, respectively.

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

Stock Incentive Plans

Effective January 15, 2020, the Company adopted its 2020 Stock Option and Award Plan (the “2020 Stock Incentive Plan”). Under the 2020 Stock Incentive Plan, the Board of Directors may grant options or purchase rights to purchase common stock to officers, employees, and other persons who provide services to the Company or any related company. The participants to whom awards are granted, the type of awards granted, the number of shares covered for each award, and the purchase price, conditions and other terms of each award are determined by the Board of Directors, except that the term of the options shall not exceed ten years. A total of 2,000,000 shares of the Company’s common stock is reserved for the 2020 Stock Incentive Plan. The shares issued for the 2020 Stock Incentive Plan may be either treasury or authorized and unissued shares. During the nine months ended September 30, 2022 and 2021, the Company granted no options under the 2020 Stock Incentive Plan.

Effective August 9, 2022, the Company adopted its 2022 Incentive and Nonstatutory Stock Option Plan (the “2022 Stock Option Plan”). Under the 2022 Stock Option Plan, the Board of Directors may grant options to purchase common stock to officers, employees, and other persons who provide services to the Company. A total of 25,000,000 shares of the Company’s common stock is reserved for the 2022 Stock Option Plan. During the nine months ended September 30, 2022, the Company granted no options under the 2022 Stock Option Plan.

Effective August 9, 2022, the Company adopted its 2022 Restricted Stock Plan (the “2022 Restricted Stock Plan”). Under the 2022 Restricted Stock Plan, the Board of Directors may grant restricted stock to officers, directors, and key employees. A total of 25,000,000 shares of the Company’s common stock is reserved for the 2022 Stock Option Plan. During the nine months ended September 30, 2022, the Company granted no common stock under the 2022 Restricted Stock Plan.

Note 8 – Related Party Transactions

Consulting Fees

During the three and nine months ended September 30, 2022, the Company incurred consulting fees in the amount of $0 and $32,500 to an officer and an officer of one of its affiliates.

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

Effective April 1, 2022, the Company shall pay all earned royalties to LPI, Smiles, Divatrim, and Amarose beginning on June 15, 2022. As of September 30, 2022, the royalty payable is in the amount of $704,203.

Note payables to shareholder

	September 30,	December 31,
	2022	2021

December 6, 2021 ($50,000)	$50,000	$50,000
February 11, 2022 ($150,000)	150,000	-
May 8, 2022 ($550,000)	550,000	-
May 9, 2022 ($1,100,000)	1,100,000	-
May 16, 2022 ($450,000)	450,000	-
June 1, 2022 ($500,000)	500,000	-
June 30, 2022 ($922,028)	922,028	-
Total loan payables to shareholder	3,722,028	50,000
Less - current portion	(3,722,028)	(28,802)

Total loan payables to shareholder, less current portion	$-	$21,198

The following table provides future minimum payments as of September 30, 2022:

For the years ended	Amount
2022 (remaining three months)	$2,484,747
2023	1,237,281
2024	-
2025	-
2026	-
Thereafter	-

Total	$3,722,028

December 6, 2021 – $50,000

On December 6, 2021, Limitless X Inc. (“Limitless X”) executed the standard loan documents required for securing a loan of $50,000 from a shareholder. As of September 30, 2022 and December 31, 2021, the balance is $50,000 and $50,000, respectively.

Pursuant to that certain Loan Authorization and Agreement, Limitless X borrowed an aggregate principal amount of $50,000, with proceeds to be used for working capital purposes. Beginning on June 1, 2022, the loan requires a payment of $4,303 per month which includes principal and interest with an interest rate of 6%. The total balance of principal and interest of $51,640 is due on May 1, 2023.

February 11, 2022 – $150,000

On February 11, 2022, Limitless X executed standard loan documents required for securing a loan of $150,000 from a shareholder. As of September 30, 2022, the balance is $150,000.

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

May 8, 2022 – $550,000

On May 8, 2022, Limitless X executed standard loan documents required for securing a loan of $550,000 from a shareholder. As of September 30, 2022, the balance is $550,000.

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

May 16, 2022 – $1,100,000

On May 16, 2022, Limitless X executed standard loan documents required for securing a loan of $1,100,000 from a shareholder. As of September 30, 2022, the balance is $1,100,00.

Pursuant to that certain Loan Authorization and Agreement, Limitless X borrowed an aggregate principal amount of $1,100,000, with proceeds to be used for working capital purposes. Interest began accruing at the rate of 8.5% on June 17, 2022.

May 18, 2022 – $450,000

On May 8, 2022, Limitless X executed standard loan documents required for securing a loan of $450,000 from a shareholder. As of September 30, 2022, the balance is $550,000.

Pursuant to that certain Loan Authorization and Agreement, Limitless X borrowed an aggregate principal amount of $450,000, with proceeds to be used for working capital purposes. Interest began accruing at the rate of 8.5% on June 19, 2022.

June 1, 2022 – $500,000

On June 1, 2022, Limitless X executed standard loan documents required for securing a loan of $500,000 from a shareholder. As of September 30, 2022, the balance is $500,000.

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

June 30, 2022 – $922,028

On June 30, 2022, Limitless X executed standard loan documents required for securing a loan of $922,028 from a shareholder. As of September 30, 2022, the balance is $922,028.

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

Note payables to related parties

	September 30,	December 31,
	2022	2021

April 1, 2022 ($237,610)	$237,610	$-
May 10, 2022 ($12,500)	12,500	-
May 10, 2022 ($12,500)	12,500	-
May 10, 2022 ($20,000)	20,000	-
May 31, 2022 ($5,000)	5,000	-
May 31, 2022 ($15,000)	15,000	-
June 9, 2022 ($15,000)	15,000	-
Total note payables to related parties	317,610	-
Less - current portion	(317,610)	-

Total note payables to related parties, less current portion	$-	$-

The following table provides future minimum payments as of September 30, 2022:

For the years ended	Amount
2022 (remaining three months)	$276,681
2023	40,929
2024	-
2025	-
2026	-
Thereafter	-

Total	$317,610

April 1, 2022 – $237,610

On April 1, 2022, Limitless X executed standard loan documents required for securing a loan of $237,610 from Emblaze One, a company owned by a shareholder. As of September 30, 2022, the balance is $237,610.

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

Note 9 – Subsequent Events

The Company evaluated all events or transactions that occurred after September 30, 2022. During this period, the Company did not have any material recognizable subsequent events required to be disclosed other than the following:

Convertible note payables

Subsequent to September 30, 2022, the Company received $4,700,000 from five accredited investors as part of the Convertible Note Offering.

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

On June 10, 2022, Bio Lab changed its name to Limitless X Holdings, Inc. (“we,” “us,” or “our”).

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

RESULTS OF OPERATION

For the Three Months Ended September 30, 2022 Compared to Three Months Ended June 30, 2022

We were incorporated in the State of Nevada on September 27, 2021. Consequently, we did not have any activity for the six and three months ended September 30, 2021.

Our net sales increased by 92.6% to $21.5 million for the three months ended September 30, 2022 as compared to $11.2 million for the three months ended June 30, 2022. Sales increase was due to a shift in our marketing strategies, including strategic advertisement placements with celebrities and more effective product placement.

Gross profit for the three months ended September 30, 2022 was $18.4 million compared to $9.2 million for the three months ended June 30, 2022. The increase in gross profit of $9.2 million was due to a shift in our marketing strategies, including strategic advertisement placements with celebrities and more effective product placement.

During the three months ended September 30, 2022, we recognized $21.2 million in operating expenses compared to $15.4 million for the three months ended June 30, 2022. The increase of $5.8 million was primarily from advertising and marketing, transaction fees, and merchant fees.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

During the nine months ended September 30, 2022, net cash used in operating activities was $6,761,913. The cash used in operating activities was primary due to net loss and timing of settlement of assets and liabilities including stock compensation expenses.

Investing Activities

Net cash provided by investing activities for the nine months ended September 30, 2022 was $28,397. During the nine months ended September 30, 2022, $28,397 was provided by proceeds from the disposition of an asset.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2022 was $7,574,638. This amount was incurred by increased borrowings from related parties, shareholders, and investors and proceeds from issuance of common stock.

Off Balance Sheet Arrangements

None.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as a result of the material weakness described below, as of September 30, 2022, our disclosure controls and procedures were not designed at a reasonable assurance level and are ineffective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

The material weakness, which relates to internal control over financial reporting, that was identified is:

We did not have sufficient personnel in our accounting and financial reporting functions. As a result, we were not able to achieve adequate segregation of duties and were not able to provide for independent adequate reviewing of the financial statements. This control deficiency, which is pervasive in nature, results in a reasonable possibility that material misstatements of the financial statements will not be prevented or detected on a timely basis.

Management believes that the hiring of additional personnel who have the technical expertise and knowledge with the non-routine or technical issues we have encountered in the past will result in both proper recording of these transactions and a much more knowledgeable finance department as a whole. Due to the fact that our accounting staff consists of a Chief Financial Officer, a bookkeeper, and external accounting consultants, additional personnel will also ensure the proper segregation of duties and provide more checks and balances within the department. Additional personnel will also provide the cross training needed to support us if personnel turnover issues within the department occur. We believe this will eliminate or greatly decrease any control and procedure issues we may encounter in the future.

We will continue to monitor and evaluate the effectiveness of our disclosure controls and procedures and our internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

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

LIMITLESS X HOLDINGS INC.
(Registrant)

Dated: November 10, 2022	By:	/s/ Jaspreet Mathur
Jaspreet Mathur
(Chief Executive Officer,
Principal Executive Officer)

Dated: November 10, 2022	By:	/s/ Benjamin Chung
Benjamin Chung
(Chief Financial Officer, Principal Financial and Accounting Officer)