Form 10-K
period 2022-12-31
Limitless X Holdings Inc.
filed 2023-04-17
CIK 1803977

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________to _____________

000-56453

Commission file number

LIMITLESS X HOLDINGS INC.
(Exact name of registrant as specified in its charter)

Delaware	81-1034163
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

9454 Wilshire Blvd. #300, Beverly Hills, CA	90212
(Address of principal executive offices)	(Zip Code)

(855) 413-7030

Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
None	None	None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock

Title of each class

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒  Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

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

The aggregate market value of voting stock held by non-affiliates of the Registrant on June 30, 2022 based on the closing bid price of $14.91 for shares of the registrant’s common stock as reported by the OTCQB, was approximately $54.1 million. Shares of common stock beneficially owned by each executive officer, director, and holder of more than 10% of our common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The registrant had outstanding 3,930,333 shares of common stock, par value $0.0001, as of April 17, 2023.

Documents Incorporated by Reference

None.

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K (“Annual Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact included in this Annual Report are forward-looking statements. These forward-looking statements may include projections and estimates concerning the timing and success of specific projects and our future construction, revenues, income, cost of sales, expenses, and capital spending. Our forward-looking statements are generally accompanied by words such as “estimate,” “project,” “predict,” “believe,” “expect,” “intend,” “anticipate,” “potential,” “plan,” “goal,” “foresee,” “likely,” “target,” “may,” “should,” “could,” or other words that convey the uncertainty of future events or outcomes. The forward-looking statements in this Annual Report speak only as of the date of this document, and we disclaim any obligation to update these statements unless required by law, and we caution you not to rely on them unduly. We have based these forward-looking statements on our current expectations and assumptions about future events. While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory, and other risks, contingencies, and uncertainties, most of which are difficult to predict and many of which are beyond our control.

These forward-looking statements reflect our management’s beliefs and views with respect to future events and are based on estimates and assumptions as of the date of this Annual Report and are subject to risks and uncertainties. Moreover, we operate in a very highly competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. Given these uncertainties, you should not place undue reliance on forward-looking statements contained herein.

You should read this Annual Report and the documents that we reference and have filed as exhibits with the understanding that our actual future results, levels of activity, performance and achievements may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements.

The forward-looking statements made in this Annual Report relate only to events as of the date on which such statements are made. We undertake no obligation to update any forward-looking statements after the date of this Annual Report or to conform such statements to actual results or revised expectations, except as required by law.

PART I

Throughout this Annual Report, references to the “Company,” “VYBE,” “we,” “us,” and “our” refer to Limitless X Holdings, Inc. and its subsidiaries, unless the context requires otherwise.

ITEM 1. BUSINESS.

Our Company

Limitless X Holdings, Inc. is the holding company of its wholly owned subsidiaries, Limitless X, Inc. and Prime Time Live, Inc. (collectively referred to herein as the “Company,” “we,” “our,” or “us”).

Organization and Changes in Corporate Structure

The historical background of our corporate structure is as follows:

●	June 1996 (Original and Initial Corporation) – We were originally incorporated as Vyta Corp, a Nevada corporation, in June 1996. Until June 2009, Vyta Corp, through its wholly owned subsidiary, BioAgra, LLC, was involved in the sale and manufacturing of a natural additive for use in the animal feed industry. On May 15, 2009, Vyta Corp ceased its operational activities. On June 30, 2009, Vyta Corp filed a Form 15-15D, with the Securities and Exchange Commission (“SEC”) to cease its filing obligations under the Exchange Act.

●	August 2010 (Merger and Reorganization) - On August 20, 2010, Vyta Corp changed its state of incorporation to Delaware. On September 16, 2010, Vyta Corp and its wholly owned subsidiaries, 10 Vyta, Inc., with Bio Lab Naturals, Inc. entered into a Holding Company Reorganization/Merger Transaction, whereby Vyta Corp was reorganized with 10 Vyta, Inc., with Bio Lab Naturals, Inc. being the survivor holding company, and 10 Vyta was divested thereafter. The shareholders of Vyta Corp became the shareholders of Bio Lab Naturals, Inc. with no change in the number of shares. On November 5, 2010 , and through a holding company reorganization, reorganized as Bio Lab Naturals, Inc.

●	August 2010 (Merger) - In 2010, Bio Lab Naturals, Inc. executed a merger with Bio Protein, Inc. As part of the merger, Bio Lab Naturals, Inc. exchanged 40 shares of its common stock for every one share of Bio Protein, Inc. (Colorado.) This merger was rescinded April 10, 2013 and 6,868,260 shares were agreed to be cancelled. The name was changed back to Vyta Corp, but such was changed back to Bio Lab Naturals, Inc. when there failed to be shareholder approval for the merger.

●	2015 (Merger Failure) - Bio Lab Naturals, Inc. agreed to a merger with Set Net Global, Inc. in 2015 and changed its name, but the merger was never completed and the name was returned to Bio Lab Naturals, Inc.

●	September 2019 (Acquisition) - On September 17, 2019, Prime Time Live, Inc. was incorporated in Colorado and effective October 11, 2019, acquired all of the event services business of Prime Time Mobile Event Screens LLC (“PTMVES”) in exchange for PTL issuing 350,000 shares of its common stock to the owner of PTMVES. The transaction was accounted for by PTL as an acquisition of a business under ASC 805.

●	December 2019 (Merger and Reorganization) - On December 31, 2019, Bio Lab Naturals, Inc.; PTL Acquisition Sub, Inc., a newly formed Colorado corporation (“PTL Acquisition Sub”), a wholly-owned subsidiary of Bio Lab Naturals, Inc.; and PTL, entered into a Plan of Reorganization. PTL Acquisition Sub merged with and into PTL whereby PTL Acquisition Sub became the surviving entity in exchange for one share of common stock being issued for each share of PTL’s 5,500,000 issued and outstanding shares of common stock. A total of 6,931,061 shares of the Bio Lab Natural, Inc.’s common stock were cancelled. PTL Acquisition Sub changed its name to Prime Time Live, Inc.

●	May 2022 (Limitless X Reverse Merger) - On May 11, 2022, Bio Lab Naturals, Inc. entered into a Share Exchange Agreement (the “Share Exchange Agreement”) with Limitless X, Inc., a Nevada corporation (“LimitlessX”), and its 11 shareholders (the “LimitlessX Acquisition”). The parties completed and closed the LimitlessX Acquisition on May 20, 2022 by issuing an aggregate of 97,000,000 shares to the LimitlessX shareholders (the “Acquisition Closing”). Subsequently and according to the terms of the Share Exchange Agreement, Bio Lab Naturals, Inc. issued an additional 9,000,000 shares of common stock to the LimitlessX shareholders pro rata to their interests after the Acquisition Closing and as part of the LimitlessX Acquisition. Concurrently with the LimitlessX Acquisition, Jaspreet Mathur, the founder and principal shareholder of LimitlessX, also purchased from Helion Holdings LLC, 500,000 shares of Bio Lab Naturals, Inc.’s Class A Preferred Convertible Stock, which at all times have a number of votes equal to 60% of all the issued and outstanding shares of common stock of Bio Lab Naturals, Inc.

●	On June 10, 2022, Bio Lab changed its name to Limitless X Holdings, Inc. (“Limitless”).

All shares referenced in the three previous paragraphs are stated in a pre-Reverse Stock Split basis.

Company Overview

We are a direct-to-consumer (“DTC”) lifestyle marketplace dedicated to the production, marketing, and sales of products and services in three primary vertical markets:

1.	Health and wellness;
2.	Beauty and skincare; and
3.	The Vapor industry, including hemp, CBD, and e-cigarette vape.

We have an eco-system within our three verticals and a series of product businesses within each vertical. We have launched and grown over 20 DTC wellness and fitness-focused brands. Clients are companies with products in one of our three verticals that engage us to provide them with marketing products as well as access to our turnkey solution to take the product from just an idea all the way to sales and distribution. We also market and sell our own products and accessories.

Products and Services Information

We operate in the following products and services:

Health products

The health products includes the sales of health products in our three primary vertical markets:

1.	Health and wellness;
2.	Beauty and skincare; and
3.	The Vapor industry, including hemp, CBD, and e-cigarette vape.

Digital marketing services

The digital marketing services includes:

1.	Digital marketing;

2.	Digital and print design;

3.	Social media marketing; and

4.	Direct-to-consumer marketing.

Brands

We have a current brand portfolio of 17 brands:

Health and wellness brands

1.	One Shot
2.	Divatrim
3.	Glucose 1
4.	TruKeto
5.	Keto Trim
6.	Regal
7.	A1 Keto
8.	Xanquil
9.	FPS
10.	Icon Muscle
11.	Sexgod
12.	NZT-48 (Nootropic)
13.	Athlete Pharm (Sports Nutrition)
14.	BodyCor (Sports Nutrition)

Beauty and skincare brands

15.	Amarose

Vapor and hemp brands

16.	Smilz
17.	Hemp AM/PM

Products

●	Sales of Products:

○	Product Manufacturing Solutions: With solutions such as sourcing of quality ingredients, a reliable supply chain network, a network of manufacturers, and quality assurance and compliance, we help maintain control over the manufacturing process from start to finish. This ensures greater efficiency, quality, and reduced costs.
○	Direct-to-Consumer Marketing: We utilize proven consumer-marketing strategies bypassing retailers to keep costs down, potentially increase profits, and capture consumer data.
○	Fulfillment: We use fulfillment and logistics services that support fast delivery.

●	Sales of Digital Services:

○	Branding and Marketing: We help launch products through omni-channel networks to ensure that our clients can reach their customers more effectively. We offer digital marketing, digital and print design, social media marketing, and direct-to-consumer marketing.

Process

We have manufacturing and distribution licensing agreements to market, manufacture, sell, and distribute the branded products on behalf of our clients. The client retains the rights to continue its own use of these items under existing or new contracts in its discretion, and to develop new products. Our typical manufacturing and distribution licensing agreements allows us to:

a)	Design or redesign the products;
b)	Manufacture the products under such design specifications as may be mutually agreed upon by the client and us from time to time;
c)	Promote, sell, and distribute the products in the United States and its territories;
d)	Use the existing designs of the products and all intellectual property rights associated with or for such products, including all trademarks and patent rights, with the sale, promotion, and distribution of the products in the territory, including the display of any trademarks, and all other designs or marks which could be or that are actually later registered with the federal Patent and Trademark Office, on our vehicles and other merchandising equipment, and on stationery, packaging, and other advertising and promotional materials;
e)	Use the existing domain names, web addresses, telephone lines, third-party vendors, and any other operational element currently in use by the client that can be transferred to us; and
f)	Manufacture, promote, sell, and distribute new products designed or created by us that we deem preferable to sell under the client’s name; and in such case, we negotiate in good faith to agree on a royalty commission percentage or flat rate amount for the sale of new products using the client’s name.

We order products from third party partner manufacturers, who make the products according to our own custom formulations, and brand them using our licensed trademarks. Products are then marketed and sold DTC online. Orders are fulfilled and shipped directly from our licensors.

Currently, all of the brands in our portfolio and all of the licensing agreements with the aforementioned brands are with affiliated companies that are owned 100% by our Chief Executive Officer, Jas Mathur, except for Amarose, which is owned 50% by Mr. Mathur and 50% by Amanda Saccomanno, one of our directors. Pursuant to the licensing agreements, we pay such all of such licensees a royalty of 4% of gross sales for each licensed brand.

Competitive Strengths

Our ideal clients are entrepreneurs and nascent brands that want to enter the health, wellness, and/or beauty industries but lack one or more of the necessary competencies or capabilities in manufacturing, marketing, or distribution. Our turnkey solutions can provide them with those missing resources.

We constantly strive to find gaps in the relevant marketplace and develop products that fill those gaps and meet or exceed the needs of our consumers. For example, we believe we were one of the earlier providers of keto supplements when the keto diet trend started to become popular. Because of our turnkey solution, we are able to launch products quickly and efficiently to meet the needs of our consumers and cater to new advances in health, wellness, beauty, and the vapor industry.

We believe that our experience has uniquely positioned us to scale and maintain an ecosystem of opinion leaders following wellness-focused brands. We believe we work with an “A-list” group of influencers and have brought together a network of music artists, movie stars, professional athletes, popular social media influencers, fitness experts, and nutrition coaches who promote the products and services that are offered on our platform. We utilize our network of influencers on an “as needed” basis and compensation terms vary depending on the influencer and product, as decided upon by our management. We do not have any formal long term contracts with any one influencer. Our marketing team works with the brands to determine the appropriate audience for any given brand and reaches out to those persons in our network, who are then engaged to publicize on their media platforms a pre-approved post provided by our marketing team, and in turn, they receive commissions for sales of products they publicize.

We plan to expand our footprint over the next 18 months by harnessing our data analysis tools to strengthen relationships with current customers while simultaneously developing relationships with new ones. We utilize a custom CRM system that handles all of the customer orders and shipping logistics. We retain all of our customer information and utilize data analysis tools that allow us to effectively service our customers throughout their lifecycles and target them with products that are age and lifestyle appropriate.

All of our compliance matters are managed in house by our Chief Operating Officer and our Vice President of Legal Affairs, including our data security, privacy rights, and ensuring that the products that we offer are in compliance with applicable government regulations. (See “Government Regulations” below.)

We offer a customer satisfaction guarantee. If for any reason a customer is not satisfied with a product, they may return it or any unused portion of the product within 30 calendar days from the date of receipt for a full refund (less shipping, handling, gift wrap, or other charges) or credit toward the exchange of another product. Together, product returns and buybacks were less than 1% of net sales as of the date hereof.

Market Research for Our Verticals

Health and Wellness

The healthy eating, nutrition, and weight loss markets maintained a growth of 3.6% during the pandemic, which launched a wave of interest in home cooking, healthy food, and immunity-focused foods and supplements. The sector grew from $858 billion in 2017 to $912 billion in 2019 to $945.5 billion in 2020 and is forecasted to grow 5% annually to reach $1.2 trillion by 2025.1

Beauty & Skincare Industry

While global consumer spending for personal care and beauty expanded from $1 trillion in 2017 to $1.1 trillion in 2019, it declined by 13% to $955 billion in 2020. Data from the Global Wellness Institute expects post-pandemic spending to bounce back at 8.2% annual growth through 2025 to reach $1.4 trillion.2

CBD/Hemp

We believe that the global cannabidiol (CBD) market is primed for rapid growth. Expected to reach $6.36 billion in 2022, the CBD market compounded annual growth rate (CAGR) over the eight-year period from 2022 to 2030 is anticipated to result in a total market size of $22 billion by 2030.3

Future Plans

We plan to continue to provide businesses within our industry categories with turnkey solutions to sell their products online. We currently offer products online only, but could expand to the physical retail and wholesale marketplaces in the future.

1 Healthy Eating, Nutrition & Weight Loss, The Global Wellness Economy: Looking Beyond COVID 202, The Global Wellness Institute, Released December 2021.

2 Id.

3 Id.

Operating as an integrated marketing agency, we plan to offers global services across all areas of the sales process, including market research, brand and product development, and digital advertising.

●	Performance Marketing:

○	We plan to serve clients through a unified approach of advertising, publishing, and affiliate marketing.

●	Sales of Digital Services:

○	Market Research: We plan to examines the competitive landscape of industries by analyzing competitors’ products, conducting surveys, finding relevant partners, and researching resources. We will then create an actionable plan to break into the market.
○	Development and Technology: Based on a consumer-focused plan, we plan to build digital products by choosing the right tech theme to keep consumers consistently connected to products and services.
○	Content Generation: Our team plans to decide which form of content may work best, and then forms a strategy (keyword or otherwise) and produces it.

●	Brand Development:

○	Brand Development: With services such as market research, brand identity and positioning, labeling and packaging, and content marketing strategy, we plans to help craft brands that are competitive in the current and evolving market demands.

Government Regulations

The formulation, manufacturing, packaging, labeling, advertising, distribution, and sale of each of our major product groups are subject to regulation by one or more governmental agencies in the United States and in other countries. In the United States, the Food and Drug Administration (“FDA”) regulates our products under the Federal Food, Drug and Cosmetic Act, as amended and the regulations promulgated thereunder (“FDCA”). The FDCA defines the terms “food” and “dietary supplement” and sets forth various conditions that, unless complied with, may constitute adulteration or misbranding of such products. The FDCA has been amended several times with respect to dietary supplements, including amendments by the Nutrition Labeling and Education Act of 1990 and the Dietary Supplement Health and Education Act of 1994, as amended, and the regulations promulgated thereunder.

FDA regulations relating specifically to foods and dietary supplements for human use are set forth in Title 21 of the Code of Federal Regulations. These regulations include basic labeling requirements for both foods and dietary supplements. Additionally, FDA regulations require us to meet relevant good manufacturing practice regulations relating to, among other things, the preparation, packaging, and storage of our food and dietary supplements.

All of our manufacturing, packaging, and storage are outsourced to third parties who are FDA compliant. The labelling is also outsourced to a third party that is responsible for ensuring that the branding and labeling are compliant with applicable regulations.

The health and wellness (including nootropics and sports nutrition), beauty, and skincare products that we sell under our own brands and from third-party brands are subject to regulation by the FDA. Substantially all of our products are subject to regulation by one or more of the following: the Consumer Product Safety Commission (the “CPSC”), the FTC, and various other federal, state, and local regulatory authorities. These laws and regulations principally relate to the ingredients or components, proper labeling, advertising, packaging, marketing, manufacture, registration, safety, shipment, and disposal of the products we offer.

Under the Federal Food, Drug and Cosmetic Act (the “FDCA”), cosmetics are defined as articles or components of articles that are applied to the human body and intended to cleanse, beautify, or alter its appearance, with the exception of soap. The labeling of cosmetic products is also subject to the requirements of the FDCA, the Fair Packaging and Labeling Act, the Poison Prevention Packaging Act and other FDA regulations. Cosmetics are not subject to pre-market approval by the FDA, however certain ingredients, such as color additives, must be pre-authorized.

If the safety of the products or ingredients has not been adequately substantiated, a specific warning label is required. Other warnings may also be mandated pursuant to FDA regulations. The FDA monitors compliance of cosmetic products through market surveillance and inspection of cosmetic manufacturers and distributors to ensure that the products neither contain false nor misleading labeling and that they are not manufactured under unsanitary conditions. Inspections also may arise from consumer or competitor complaints filed with the FDA. In the event the FDA identifies false or misleading labeling or unsanitary conditions or otherwise a failure to comply with FDA requirements, we may be required by a regulatory authority or we may independently decide to conduct a recall or market withdrawal of a product or to make changes to our manufacturing processes or product formulations or labels.

The FDA may change the regulations applicable to any product category, requiring a change in labeling, product formulation or analytical testing.

We are subject to regulation by the Consumer Product Safety Commission (“CPSC”) under the Consumer Product Safety Act, the Federal Hazardous Substances Act, and other laws enforced by the CPSC. These statutes and the related regulations establish safety standards and bans for consumer products. The CPSC monitors compliance of consumer products under its jurisdiction through market surveillance and has the authority to conduct product safety related inspections of establishments where consumer products are manufactured, held, or transported. The CPSC has the authority to require the recall of noncompliant products or products containing a defect that creates a substantial risk of injury to the public. The CPSC may seek penalties for regulatory noncompliance under certain circumstances. CPSC regulations also require manufacturers of consumer products to report to the CPSC certain types of information regarding products that fail to comply with applicable regulations, that contain a defect which could create a substantial product hazard, or that create an unreasonable risk of serious injury or death. Certain state laws also address the safety of consumer products and mandate reporting requirements and noncompliance with these laws may result in penalties or other regulatory action.

The United States Department of Agriculture (“USDA”) enforces federal standards for organic production and use of the term “organic” on certain product labeling. These laws prohibit a company from selling or labeling products as organic unless they are produced and handled in accordance with the applicable federal law.

The FTC, FDA, USDA, and other government authorities also regulate advertising and product claims regarding the characteristics, quality, safety, performance, and benefits of the products we offer. These regulatory authorities typically require a safety assessment of the product and reasonable basis to support any factual marketing claims. What constitutes a reasonable basis for substantiation can vary widely from market to market and there is no assurance that our efforts to support our claims will be considered sufficient. The most significant area of risk for such activities relates to improper or unsubstantiated claims about the composition, use, efficacy and safety of our products and their environmental impacts. If we cannot adequately support safety or substantiate our product claims, or if our promotional materials make claims that exceed the scope of allowed claims for the classification of the specific product, the FDA, FTC, or other regulatory authority could take enforcement action, impose penalties, require us to pay monetary consumer redress, require us to revise our marketing materials, temporarily suspend or permanently close selling certain products, or require us to accept burdensome injunctions, only of which could harm our business, reputation, financial condition, and results of operations.

In addition, the FTC regulates the use of endorsements and testimonials in advertising as well as relationships between advertisers and social media influencers pursuant to principles described in the FTC’s Guides Concerning the Use of Endorsements and Testimonials in Advertising (the “Endorsement Guides”). The Endorsement Guides provide that an endorsement must reflect the honest opinion of the endorser and cannot be used to make a claim about a product that the product’s marketer could not itself legally make. The Endorsement Guides also say that if there is a connection between an endorser and the marketer that consumers would not expect and it would affect how consumers evaluate the endorsement, that connection should be disclosed. Another principle in the Endorsement Guides applies to ads that feature endorsements from people who achieved exceptional, or even above average, results from using a product. If the advertiser does not have proof that the endorser’s experience represents what people will generally achieve using the product as described in the advertisements, then an advertisement featuring that endorser must make clear to the audience what results they can generally expect to achieve, and the advertiser must have a reasonable basis for its representations regarding those generally expected results. Although the Endorsement Guides are advisory in nature and do not operate directly with the force of law, they provide guidance about what the FTC staff generally believes the Federal Trade Commission Act (the “FTC Act”) requires in the context of using endorsements and testimonials in advertising and any practices inconsistent with the Endorsement Guides can result in violations of the FTC Act’s proscription against unfair and deceptive practices.

To the extent we may rely on endorsements or testimonials, we will review any relevant relationships for compliance with the Endorsement Guides and we will otherwise endeavor to follow the FTC Act and other legal standards applicable to our advertising. However, if our advertising claims or claims made by our social media influencers or by other endorsers with whom we have a material connection do not comply with the Endorsement Guides or any requirement of the FTC Act or similar state requirements, the FTC and state consumer protection authorities could subject us to investigations and enforcement actions, impose penalties, require us to pay monetary consumer redress, require us to revise our marketing materials, or require us to accept burdensome injunctions, all of which could harm our business, reputation, financial condition, and results of operations.

We are also subject to a number of U.S. federal and state laws and regulations that affect companies conducting business on the Internet, including consumer protection regulations that regulate retailers and govern the promotion and sale of merchandise. Many of these laws and regulations are still evolving and being tested in courts, and could be interpreted in ways that could harm our business. These may involve user privacy, data protection, content, intellectual property, distribution, electronic contracts and other communications, competition, protection of minors, consumer protection, telecommunications, product liability, taxation, economic or other trade prohibitions or sanctions and online payment services. In particular, we are subject to federal, state, and local laws regarding privacy and protection of people’s data. Foreign data protection, privacy, and other laws and regulations can be more restrictive than those in the U.S. Federal and state laws in the U.S. and foreign laws and regulations are constantly evolving and can be subject to significant change. In addition, the application, interpretation, and enforcement of these laws and regulations are often uncertain and may be interpreted and applied inconsistently from country to country and inconsistently with our current policies and practices. The California Consumer Privacy Act (“CCPA”) requires companies that process information from California residents to make new disclosures to consumers about their data collection, use and sharing practices, allows consumers to opt out of the sale of personal information with third parties, and prohibits covered businesses from discriminating against California residents (for example, charging more for services) for exercising any of their rights under the CCPA. The law also provides a private right of action and statutory damages for certain data breaches that result in the loss of personal information. In addition, the recently approved California Consumer Privacy Act (“CPRA”) became effective January 1, 2023. The CPRA significantly modifies the CCPA, and imposes additional data protection obligations on companies doing business in California, potentially resulting in further complexity. The law, among other things, gives California residents the ability to limit the use of their sensitive information, provides for penalties for CPRA violations concerning California residents under the age of 16, and establishes a new California Privacy Protection Agency to implement and enforce the law.

There are also a number of legislative proposals pending before the U.S. Congress, various state legislative bodies and foreign governments concerning privacy and data protection which could affect us. Some observers have noted that the CCPA could mark the beginning of a trend toward more stringent privacy legislation in the United States, which could increase our potential liability and adversely affect our business, results of operations, and financial condition. If our privacy or data security measures fail to comply with applicable current or future laws and regulations, we may be subject to litigation, regulatory investigations, enforcement notices requiring us to change the way we use personal data or our marketing practices, fines, or other penalties, as well as negative publicity and a potential loss of business.

Additionally, the growth and demand for online commerce has resulted in more stringent consumer protection laws that impose additional compliance burdens on online companies. These laws cover issues such as user privacy, spyware and the tracking of consumer activities, marketing e-mails and communications, other advertising and promotional practices, money transfers, pricing, product safety, content and quality of products and services, taxation, electronic contracts, and other communications and information security.

There is uncertainty over whether or how existing laws governing issues such as sales and other taxes, auctions, libel, and personal privacy apply to the internet and commercial online services. These issues are predicted to take years to resolve. For example, tax authorities in some states, as well as a Congressional advisory commission, are currently reviewing the appropriate tax treatment of companies engaged in online commerce. Furthermore, new state tax regulations may subject us to additional state sales and income taxes. Other areas that may result in significant additional taxes or regulatory restrictions include, without limitation, new legislation or regulation; the application of laws and regulations from jurisdictions whose laws do not currently apply; or the application of existing laws and regulations to the internet and commercial online services. These taxes or restrictions could have an adverse effect on our cash flow, output, and overall financial condition. Furthermore, there is a possibility that we may be financially responsible for past failures to comply with requirements.

Government Regulation—CBD/Hemp

We are subject to local and federal laws and regulations pertaining to the sale of hemp derived CBD products in our operating jurisdictions. We maintain required licenses for sourcing, manufacturing, and distribution; we also monitor changes in laws, regulations, treaties, and agreements.

The Agriculture Improvement Act of 2018, known as the “2018 Farm Bill,” is United States federal legislation signed into law on December 20, 2018, that provides the legal framework for hemp-based products. The 2018 Farm Bill permanently removed “hemp” from the purview of the Controlled Substances Act, and accordingly, the U.S. Drug Enforcement Administration (“DEA”) no longer has any claim to interfere with the interstate commerce of hemp products. Some of the immediate impact from this legislation includes the ability for hemp farmers to access crop insurance and U.S. Department of Agriculture (“USDA”) programs for competitive grants.

Notwithstanding the removal of the DEA from enforcement of hemp regulations; the U.S. Food and Drug Administration (“FDA”) retains authority to regulate ingestible and topical hemp products, including hemp extracts that contain CBD. Although no longer a controlled substance under federal law, cannabinoids derived from industrial hemp are still subject to a patchwork of state regulations. We have dedicated staff that actively monitors state regulations and proposed regulations to ensure compliance.

A range of federal laws and regulations govern sourcing, manufacturing, distribution, sales, and marketing of hemp-derived CBD products in the U.S. Products sold for oral consumption as liquids, tablets, capsules, softgels, or gummies are under the purview of The Dietary Supplement Health and Education Act of 1994 (“DSHEA”). Under DSHEA, supplement manufacturing is regulated by the FDA for current Good Manufacturing Practices (“cGMP”) under 21 CFR Part 111. Furthermore, the DSHEA defines a “dietary supplement” as a product intended to supplement the diet that contains one or more of the following: (a) a vitamin; (b) a mineral; (c) an herb or other botanical; (d) an amino acid; (e) a dietary substance for use by humans to supplement the diet by increasing the total dietary intake; or (f) a concentrate, metabolite, constituent, extract, or combination of any ingredient described in clause (a) through (e). Thus, the law permits a wide range of dietary ingredients in dietary supplements, including CBD, which is an extract of hemp (Cannabis sativa L.), which is a legal botanical. CBD also falls under clause (e) as it is a dietary substance for use by humans to supplement the diet by increasing the total dietary intake.

In conjunction with the enactment of the 2018 Farm Bill, the FDA released a statement about the regulatory status of CBD. The statement noted that the 2018 Farm Bill explicitly preserved the FDA’s authority to regulate products containing cannabis or cannabis-derived compounds under the U.S. Federal Food, Drug, and Cosmetic Act (“FDCA”) and Section 351 of the Public Health Service Act. This authority allows the FDA to continue enforcing the law to protect the public while also providing potential regulatory pathways for products containing cannabis and cannabis-derived compounds. The statement also noted the growing public interest in cannabis and cannabis-derived products, including CBD, and informed the public that the FDA will treat products containing cannabis or cannabis-derived compounds as it does any other FDA-regulated products — meaning the products will be subject to the same authorities and requirements as FDA-regulated products containing any other substance, regardless of the source of the substance, including whether the substance is derived from a plant that is classified as hemp under the 2018 Farm Bill. The FDA’s CBD enforcement discretion and regulatory actions with regards to CBD provide regulatory guidance to the CBD industry.

In October 2021, Assembly Bill 45 passed in California, permitting the retail sale of products containing hemp-derived CBD including dietary supplements, topicals, over-the-counter, and pet products.

As of the date of the filing of this Form 10-K, and based upon publicly available information, to our knowledge, the FDA has not taken any enforcement actions against CBD companies that are compliant with the FDCA. The FDA, however, has sent Warning Letters to companies demanding they cease and desist from the production, distribution, or advertising of CBD products when these companies have made prohibited, misleading, and unapproved drug claims. We continue to monitor the FDA’s position on CBD.

Backlog of Orders

We currently have no backlogs of orders for sales, at this time  .

Trademarks

Currently, we do not own any registered trademarks, but we have several trademark applications for our VYBE branding currently pending.

Human Capital

As of the date of this Annual Report, we have 12 full-time employees and no part-time employees. None of our employees are members of a labor union or covered by a collective bargaining agreement.

Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and new employees, advisors, and consultants. The principal purposes of our equity incentive plans are to attract, retain, and reward personnel through the granting of equity-based compensation awards in order to increase shareholder value and the success of our business by motivating such individuals to perform to the best of their abilities and achieve our objectives.

Property

We own no real property. We have an annual lease for our principal executive office located at 9454 Wilshire Blvd., #300, Beverly Hills, California 90212 for $11,315 per month which expires in August 2023. Our current plan is to remain in our current office space and to renew our lease. In the event that renewal is not available, alternative office space is readily available in the local area with similar rates.

Reports to Security Holders

We provide an annual report that includes audited financial information to our shareholders. We will make our financial information equally available to any interested parties or investors through compliance with the disclosure rules for a small business issuer under the Exchange Act. We are subject to disclosure filing requirements including filing Form 10-K annually and Form 10-Q quarterly. In addition, we will file Form 8-K and other proxy and information statements from time to time as required. We do not intend to voluntarily file the above reports in the event that our obligation to file such reports is suspended under the Exchange Act. The public may read and copy any materials that we file with the SEC, at the SEC’s Public Reference Room at 100 F Street NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains a website (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

Our principal executive office located at 9454 Wilshire Blvd., #300, Beverly Hills, California 90212 . Our main telephone number is 855-413-7030. Our website is https://limitlessx.com/. Our website or linked information included in our website are not incorporated into this Annual Report.

ITEM 1A. RISK FACTORS.

Our business, results of operations, and financial condition are subject to numerous risks and uncertainties. In connection with making any investment decision with respect to our securities, you should carefully consider the following risk factors, which address the material risks concerning our business and an investment in our securities, together with the other information contained in this filing. The risks described below are material risks currently known, expected, or reasonably foreseeable by us. However, the risks described below are not the only ones that we face. Additional risks not presently known to us or that we currently deem immaterial may also affect our business, operating results, prospects, or financial condition. If any of the risks discussed in this filing occur, our business, prospects, liquidity, financial condition, and results of operations could be materially and adversely affected, in which case the trading price of our common stock could decline significantly. You should read these Risk Factors in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 and our consolidated financial statements and related notes in Item 8. Additionally, some statements herein constitute forward-looking statements. (See “Cautionary Note Concerning Forward-Looking Statements.”)

RISKS RELATED TO OUR BUSINESS

Our future profitability is uncertain.

We have incurred losses in recent quarters. Because we operate in a highly competitive industry, we have difficulty predicting our future operating results, and we cannot be certain that our revenue will grow at rates that will allow us to reach or maintain profitability on a quarterly or annual basis.

We have incurred significant losses, we expect to incur losses in the future, and we may not be able to generate sufficient revenue to achieve and maintain profitability.

For the year ended December 31, 2022, we incurred net losses of $9,550,044. We expect to continue to incur significant expenses and operating losses for the foreseeable future as we broaden our customer base, develop our retail and wholesale distribution platforms, and we make expenditures in an effort to enhance our existing online direct-to-consumer website. Historically, we have devoted most of our financial and other resources on sales and marketing; continued expansion of our business; and general administration expenses, including legal, accounting, and other expenses. We may not succeed in increasing our revenues, which historically have been reliant on our online direct-to-consumer website, in a manner that will be sufficient to offset these higher expenses. Any failure to increase our revenues as we implement initiatives to grow our business could prevent us from achieving profitability. We cannot be certain that we will be able to achieve profitability on a quarterly or annual basis, if at all. If we are unable to address these risks and difficulties as we encounter them, our business, financial condition, and results of operations may suffer.

All of the current brands and products that we sell and promote are owned or controlled by our Chief Executive Officer and we may lose all of our business at any time.

All of the current brands and products that we sell and promote are owned or controlled by Jas Mathur, our Chief Executive Officer. If Mr. Mathur chooses, on behalf of his companies and/or brands, to terminate all of the agreements he has with us, we will effectively lose all of our current business. All of our licensing agreements with our current marketed brands were entered into in 2021 and have five year terms, whereby the licensors are not able to terminate the agreement with us except “for cause.” However, all such licensing agreements only grant us a non-exclusive license to manufacture, market, and distribute the brand’s products. Therefore, there is a possibility that the brands could work with other companies to manufacture, market, and distribute their products or replace us entirely. If this occurs, our revenues will significantly decline or stop completely. In addition, the trademarks for our name, “Limitless X,” and logo, are owned by entities that are owned or controlled by Mr. Mathur. In the event that he chooses to restrict our use of these trademarks, we will not be able to use our name and logo and would have to change the our name.

We may not be able to successfully continue the business of Prime Time Live.

As a result of the LimitlessX Acquisition, we also acquired the business of Prime Time Live, Inc. (“PTL”), a digital marketer and service provider in the event industry. A major part of our business plan is to integrate the PTL platform with our offered services so that we can establish a more robust in-house digital marketing arm that we can utilize when promoting our customers’ brands and products. If we are not able to manage the integration of the PTL business successfully or cost effectively incorporate PTL’s platform, systems, and work flow with our brands’ existing marketing plans, our business, financial condition, results of operations, and prospects could be adversely affected.

If we fail to cost-effectively acquire new consumers or retain our existing consumers, our business could be adversely affected.

Our success depends on our ability to attract new customers and engage existing customers cost-effectively. To acquire and engage customers, we must, among other things, promote and sustain our platform, and provide high-quality products, user experiences, and customer service. If customers do not perceive our e-commerce service or products to be reliable and of high quality, if we fail to introduce new and improved products, or if we introduce new products that are not favorably received by the market, we may not be able to attract or retain customers.

We have historically acquired a significant number of our customers through digital advertising on social media. The advertisers we utilize may terminate their agreements with us at any time or introduce factors beyond our control, such as such as adjustments to algorithms that may decrease user engagement or negatively affect our ability to reach a broad audience; increases in pricing; and changes in policies that may delay or prevent our advertising through these channels, all of which could impact our ability to attract new customers.

We have marketing initiatives designed to acquire customers through increased search engine optimization and streaming digital video services. These new acquisition channels may not perform as well as our historical social media advertising channels. Our efforts to diversify customer acquisition channels may not be effective, which could negatively affect our results of operations.

Customer acquisition costs may fluctuate and rise on the channels that have been successful for us historically and on new channels that we are introducing. Rising costs may limit our ability to expand or maintain our customer acquisition efforts which could negatively affect our results of operations.

Other factors may reduce our ability to acquire, maintain, and further engage with customers, including the effectiveness of our marketing efforts and other expenditures we make to continue to acquire new customers and maintain and increase engagement with existing customers; system updates to advertising platforms; changes in search algorithms by search engines; the development of new search engines or social media sites that reduce traffic on existing search engines and social media sites; and consumer behavior changes as a result of the COVID-19 pandemic or otherwise.

Moreover, consumer preferences may change, and customers may not purchase through our marketplace as frequently or spend as much with us as historically has been the case. As a result of these potential changes, the revenue generated from customer transactions may not be as high as revenue generated from transactions historically.

We must expend resources to maintain consumer awareness of our brand, build brand loyalty and generate interest in our products. Our marketing strategies and channels will evolve and our efforts may or may not be successful.

To remain competitive and expand and keep market share for our products across our various channels, we need to increase our marketing and advertising spending. Substantial advertising and promotional expenditures may be required to maintain or improve our brands’ market position or to introduce new products to the market. An increase in our marketing and advertising efforts may not maintain our current reputation, lead to increased brand awareness, or attract new customers. If we are unable to maintain and promote a favorable perception of our brand and products on a cost-effective basis, our business, financial condition, results of operations, and prospects could be adversely affected.

Use of social media and influencers may materially and adversely affect our reputation or subject us to fines or other penalties.

We use third-party social media platforms as, among other things, marketing tools. We also maintain relationships with many social media influencers and engage in sponsorship initiatives. As existing e-commerce and social media platforms continue to rapidly evolve and new platforms develop, we must continue to maintain a presence on these platforms and establish presences on new or emerging popular social media platforms. If we are unable to cost-effectively use social media platforms as marketing tools or if the social media platforms we use change their policies or algorithms, we may not be able to fully optimize such platforms, and our ability to maintain and acquire customers and our financial condition may suffer.

Furthermore, as laws and regulations and public opinion rapidly evolve to govern the use of these platforms and devices, the failure by us, our employees, our network of social media influencers, our sponsors or third parties acting at our direction to abide by applicable laws and regulations in the use of these platforms and devices or otherwise could subject us to regulatory investigations, class action lawsuits, liability, fines or other penalties and have a material adverse effect on our business, financial condition and operating results.

In addition, an increase in the use of social media for product promotion and marketing may cause an increase in the burden on us to monitor compliance of such materials, and increase the risk that such materials could contain problematic product or marketing claims in violation of applicable regulations. For example, in some cases, the FTC has sought enforcement action where an endorsement has failed to clearly and conspicuously disclose a financial relationship or material connection between an influencer and an advertiser.

We do not prescribe what our influencers post, and if we were held responsible for the content of their posts or their actions, we could be fined or forced to alter our practices, which could have an adverse impact on our business.

Negative commentary regarding us, our products or influencers and other third parties who are affiliated with us may be posted on social media platforms and may be adverse to our reputation or business. Influencers with whom we maintain relationships could engage in behavior or use their platforms to communicate directly with our customers in a manner that reflects poorly on our brand and may be attributed to us or otherwise adversely affect us. It is not possible to prevent such behavior, and the precautions we take to detect this activity may not be effective in all cases. Our target consumers often value readily available information and often act on such information without further investigation and without regard to its accuracy. The harm may be immediate without affording us an opportunity for redress or correction.

If we fail to retain existing customers, or fail to maintain average order value levels, we may not be able to maintain our revenue base and margins, which would have a material adverse effect on our business and operating results.

A significant portion of our net sales are generated from sales to existing customers. If existing customers no longer find our product offerings appealing, or if we are unable to timely update our product offerings to meet current trends and customer demands, our existing customers may make fewer or smaller purchases in the future. A decrease in the number of our customers who make repeat purchases or a decrease in their spending on the merchandise we offer could negatively impact our operating results. Further, we believe that our future success will depend in part on our ability to increase sales to our existing customers over time, and if we are unable to do so, our business may suffer. If we fail to generate repeat purchases or maintain high levels of customer engagement and average order value, our growth prospects, operating results, and financial condition could be materially adversely affected.

Traffic to our e-commerce webpages and conversion rates may decline.

In order to generate online customer traffic, we depend heavily on e-mailed catalogs, outbound emails, and an affiliate program. Our sales volume and e-commerce webpages traffic generally may be adversely affected by, among other things, a change in any of the above mentioned dependencies as well as economic downturns, system failures, competition from other internet retailers, and non-internet retailers. A reduction in traffic to the e-commerce webpages as a result of these or any other factors could have a material adverse effect on our business, results of operations, and financial condition. In addition, e-commerce webpages sales conversion rates may decline due to, among other things, system failures and our ability to effectively predict and respond to changing trends and consumer demands, and to translate market trends into appropriate, saleable product offerings in a timely manner, all of which could also have a material adverse effect on our business, results of operations, and financial condition.

We must effectively manage our vendors to minimize inventory risk and maintain our margins.

We seek to avoid maintaining high inventory levels in an effort to limit the risk of outdated merchandise and inventory write-downs. If we underestimate quantities demanded by our customers and our vendors cannot restock, then we may disappoint customers who may then turn to our competitors. We require many of our vendors to meet minimum restocking requirements, but if our vendors cannot meet these requirements and we cannot find alternative vendors, we could be forced to carry more inventory than we have in the past. Our risk of inventory write-downs would increase if we were to hold large inventories of merchandise that prove to be unpopular.

We rely on third parties for some essential business operations and services, and disruptions or failures in service or changes in terms may adversely affect our ability to deliver goods and services to our customers.

We currently depend on third parties for important aspects of our business, such as printing, shipping, paper supplies, and operation of our e-commerce webpages and customer support. We have limited control over these third parties, and we are not their only client. In addition, we may not be able to maintain satisfactory relationships with any of these third parties on acceptable commercial terms. Further, we cannot be certain that the quality or cost of products and services that they provide will remain at currents levels or the levels needed to enable us to conduct our business efficiently and effectively.

Our business, including our costs and supply chain, is subject to risks associated with sourcing, manufacturing, warehousing, distribution, infrastructure, and logistics to third-party providers, and the loss of any of our key suppliers or logistical service providers could negatively impact our business.

All of the products we offer are supplied or manufactured by a limited number of third-party suppliers and manufacturers, and as a result we may be subject to price fluctuations or supply disruptions. Our operating results would be negatively impacted by increases in the costs of our products, and we have no guarantees that costs will not rise. In addition, as we expand into new categories and product types, we expect that we may not have strong purchasing power in these new areas, which could lead to higher costs than we have historically seen in our current categories. We may not be able to pass increased costs on to consumers, which could adversely affect our operating results. Moreover, in the event of a significant disruption in the supply of the materials used in the manufacture of the products we offer, we and the vendors that we work with might not be able to locate alternative suppliers of materials of comparable quality at an acceptable price.

In addition, products and merchandise we receive from manufacturers and suppliers may not be of sufficient quality or free from damage, or such products may be damaged during shipping, while stored in our warehouse fulfillment centers or with third-party ecommerce or retail customers or when returned by consumers. We may incur additional expenses and our reputation could be harmed if consumers and potential consumers believe that our products do not meet their expectations, are not properly labelled, or are damaged. Quality control problems could also result in regulatory action, such as FDA Warning Letters, restrictions on importation, product liability litigation, product seizures, products of inferior quality or product stock outages or shortages, harming our sales and creating inventory write-downs for unusable products.

We purchase significant amounts of product from a limited number of suppliers with limited supply capabilities. There can be no assurance that our current suppliers will be able to accommodate our anticipated growth or continue to supply current quantities at preferential prices. We generally do not maintain long-term supply contracts with any of our suppliers and any of our suppliers could discontinue selling to us at any time. An inability of our existing suppliers to provide materials in a timely or cost-effective manner could impair our growth and have an adverse effect on our business, financial condition, results of operations, and prospects.

We rely or may rely on software-as-a-service (“SaaS”) technologies from third parties in order to operate critical functions of our business, including financial management services, payment processing, customer relationship management services, website platform services, ecommerce services, email services, supply chain services, and data storage services. If these services become unavailable due to extended outages or interruptions or because they are no longer available on commercially reasonable terms or prices or for any other reason, or if we fail to migrate successfully to new services, our expenses could increase, our ability to manage our finances could be interrupted, our processes for managing sales of our offerings and supporting our consumers could be impaired, our ability to communicate with our suppliers could be weakened and our ability to access or save data stored to the cloud may be impaired until equivalent services, if available, are identified, obtained, and implemented, all of which could have an adverse effect on our business, financial condition, results of operations, and prospects.

We utilize cloud services from third-party data center facilities operated by AWS and Cloudflare. Any damage to, failure of, or interference with our cloud service that is hosted by us, AWS, Cloudfare, or by third-party providers we may utilize in the future, whether as a result of our actions, actions by the third-party data centers, actions by other third parties, or acts of nature, could result in interruptions in our cloud service and/or the loss of our or our customers’ data, including personal information. Impairment of, or interruptions in, our cloud services may subject us to claims and litigation and adversely affect our ability to attract new customers. Our business will also be harmed if our customers and potential customers believe our services are unreliable. Additionally, any limitation of the capacity of our data centers could impede our ability to scale, onboard new customers, or expand the usage of existing customers, which could adversely affect our business, financial condition, and results of operations. While we have disaster recovery arrangements in place, our preparations may not be adequate to account for disasters or similar events that may occur in the future and may not effectively permit us to continue operating in the event of any problems with respect to our systems or those of our third-party data centers or any other third-party facilities. Our disaster recovery and data redundancy measures may be inadequate, and our business interruption insurance may not be sufficient to compensate us for the losses that could occur.

If any of our key suppliers becomes insolvent, ceases or significantly reduces its operations, or experiences financial distress, or if any environmental, economic, or other outside factors impact their operations, our operations could be substantially disrupted. If we are unable to identify or enter into distribution relationships with new suppliers or to replace the loss of any of our existing suppliers, we may experience a competitive disadvantage, our business may be disrupted and our business, financial condition, results of operations, and prospects could be adversely affected.

If our third-party suppliers and manufacturers do not comply with ethical business practices or with applicable laws and regulations, our reputation, business, financial condition, results of operations, and prospects could be harmed.

We continually seek to expand our base of suppliers, especially as we identify new products that necessitate new or additional materials. We also require our new and existing suppliers to meet our ethical and business partner standards. Suppliers may also have to meet governmental and industry standards and any relevant standards required by our consumers, which may require additional investment and time on behalf of suppliers and us.

Our reputation and our consumers’ willingness to purchase our products depend in part on our suppliers’, manufacturers’, and retail partners’ compliance with ethical employment practices, such as with respect to child labor, wages and benefits, forced labor, discrimination, safe and healthy working conditions, and with all legal and regulatory requirements relating to the conduct of their businesses. We do not exercise control over our suppliers, manufacturers, and retail partners and cannot guarantee their compliance with ethical and lawful business practices. If our suppliers, manufacturers, or retail partners fail to comply with applicable laws, regulations, safety codes, employment practices, human rights standards, quality standards, environmental standards, production practices, or other obligations, norms, or ethical standards, our reputation and brand image could be harmed, and we could be exposed to litigation, investigations, enforcement actions, monetary liability, and additional costs that would harm our reputation, business, financial condition, results of operations, and prospects.

Shipping is a critical part of our business and any changes in our shipping arrangements or any interruptions in shipping could adversely affect our operating results.

We rely on several vendors for our shipping requirements. If we are not able to negotiate acceptable pricing or other terms with these vendors or if they experience performance problems or other difficulties, it could negatively impact our operating results and our consumer experience. Rising shipping costs and the imposition of surcharges from time to time could negatively impact our operating results. In addition, our ability to receive inbound inventory and ship products to consumers and retailers may be negatively affected by inclement weather, fire, flood, power loss, earthquakes, labor disputes, acts of war or terrorism, trade embargoes, customs and tax requirements, and similar factors. We are also subject to risks of damage or loss during delivery by our shipping vendors. If our products are not delivered in a timely fashion or are damaged or lost during delivery, our consumers could become dissatisfied and cease shopping on our site or retailer, which could have an adverse effect on our business, financial condition, operating results, and prospects.

We are subject to risks related to online payment methods, including third-party payment processing-related risks.

We currently accept payments using a variety of methods, including credit card, debit card, and gift cards. As we offer new payment options to consumers, we may be subject to additional regulations, compliance requirements, fraud, and other risks. We also rely on third parties to provide payment processing services, and for certain payment methods, we pay interchange and other fees, which may increase over time and raise our operating costs and affect our ability to achieve or maintain profitability. We are also subject to payment card association operating rules and certification requirements, including the Payment Card Industry Data Security Standard, or PCI-DSS, and rules governing electronic funds transfers, which could change or be reinterpreted to make it difficult or impossible for us to comply. If we (or a third party processing payment card transactions on our behalf) suffer a security breach affecting payment card information, we may have to pay onerous and significant fines, penalties and assessments arising out of the major card brands’ rules and regulations, contractual indemnifications, or liability contained in merchant agreements and similar contracts, and we may lose our ability to accept payment cards for payment for our goods and services, which could materially impact our operations and financial performance.

Furthermore, as our business changes, we may be subject to different rules under existing standards, which may require new assessments that involve costs above what we currently pay for compliance. As we offer new payment options to consumers, including by way of integrating emerging mobile and other payment methods, we may be subject to additional regulations, compliance requirements, and fraud. If we fail to comply with the rules or requirements of any provider of a payment method we accept, if the volume of fraud in our transactions limits or terminates our rights to use payment methods we currently accept, or if a data breach occurs relating to our payment systems, we may, among other things, be subject to fines or higher transaction fees and may lose, or face restrictions placed upon, our ability to accept credit card payments from consumers or facilitate other types of online payments. In addition, our customers could lose confidence in certain payment types, which may result in a shift to other payment types or potential changes to our payment systems that may result in higher costs.

We also occasionally receive orders placed with fraudulent data and we may ultimately be held liable for the unauthorized use of a cardholder’s card number in an illegal activity and be required by card issuers to pay charge-back fees. Charge-backs result not only in our loss of fees earned with respect to the payment, but also leave us liable for the underlying money transfer amount. If our charge-back rate becomes excessive, card associations also may require us to pay fines or refuse to process our transactions. In addition, we may be subject to additional fraud risk if third-party service providers or our employees fraudulently use consumer information for their own gain or facilitate the fraudulent use of such information. Overall, we may have little recourse if we process a criminally fraudulent transaction. If we fail to adequately control fraudulent credit card transactions, we may face civil liability, diminished public perception of our security measures, and significantly higher credit card-related costs, each of which could harm our business, results of operations and financial condition.

Merchandise returns could harm our business.

We allow our customers to return products, subject to our return policy. If the rate of merchandise returns increases significantly or if merchandise return economics become less efficient, our business, financial condition, and operating results could be harmed. Further, we modify our policies relating to returns from time to time, which may result in customer dissatisfaction or an increase in the number of product returns. From time to time our products are damaged in transit, which can increase return rates and harm our brands.

Our operations are currently dependent on a single warehouse and distribution center, and the loss of, or disruption in, the warehouse and distribution center and other factors affecting the distribution of merchandise could have a material adverse effect on our business and operations.

Our warehouse and fulfillment/distribution functions are currently primarily handled from a single facility. Our current fulfillment/distribution operations are dependent on the continued use of this facility. Any significant interruption in the operation of the warehouse and fulfillment/ distribution center due to COVID-19 restrictions, natural disasters, accidents, system issues or failures, or other unforeseen causes that materially impair our ability to access or use our facility, could delay or impair the ability to distribute merchandise and fulfill online orders, which could cause sales to decline.

We also depend upon third-party carriers for shipment of a significant amount of merchandise directly to our customers. An interruption in service by these third-party carriers for any reason could cause temporary disruptions in business, a loss of sales and profits, and other material adverse effects.

Our revenues and income could decline due to general economic trends and declines in consumer spending.

Our revenues are largely generated by discretionary consumer spending. Consumer spending tends to decline during recessionary periods and may also decline at other times. Accordingly, our revenues could decline during any general economic downturn.

We face risks related to recession, inflation, weak growth, and other economic conditions.

Customer demand for our products may be impacted by weak economic conditions, inflation, weak growth, recession, equity market volatility, or other negative economic factors in the United States or other nations. For example, under these conditions, potential customers may delay or cancel purchases of our products. Further, in the event of a recession, our manufacturing partners, suppliers, and other third-party partners may suffer their own financial and economic challenges and as a result they may demand pricing accommodations, delay payment, or become insolvent, which could harm our ability to meet our customer demands or otherwise could harm our business, financial condition, and results of operations. Similarly, disruptions in financial and credit markets may impact our ability to manage normal commercial relationships with our customers, suppliers, and lenders and might cause us to not be able to access sources of liquidity, and our borrowing costs could increase. If general macroeconomic conditions deteriorate, our business, financial condition, and results of operations could be materially and adversely affected.

In addition, we are also subject to risk from inflation and increasing market prices of certain supplies and raw materials, which are incorporated into our products or used by our suppliers to manufacture our products. These components, supplies, and commodities may from time to time become restricted, or general market factors and conditions may affect pricing of such components, supplies and commodities, such as inflation or supply chain constraints.

Changes in the economy could have a detrimental impact on our business.

Changes in the general economic climate could have a detrimental impact on our revenue. It is possible that recessionary pressures and other economic factors (such as declining incomes, future potential rising interest rates, higher unemployment, and tax increases) may adversely affect our business. Any of such events or occurrences could have a material adverse effect on our financial results.

Increases in labor costs, including wages, could adversely affect our business, financial condition, and results of operations.

Labor is a significant portion of our cost structure and is subject to many external factors, including unemployment levels, prevailing wage rates, minimum wage laws, potential collective bargaining arrangements, health insurance costs and other insurance costs, and changes in employment and labor legislation or other workplace regulation. From time to time, legislative proposals are made to increase the federal minimum wage in the United States, as well as the minimum wage in California and a number of other states and municipalities, and to reform entitlement programs, such as health insurance and paid leave programs. As minimum wage rates increase or related laws and regulations change, we may need to increase not only the wage rates of our minimum wage employees, but also the wages paid to our other hourly or salaried employees. Any increase in the cost of our labor could have an adverse effect on our business, financial condition, and results of operations or if we fail to pay such higher wages we could suffer increased employee turnover. Increases in labor costs could force us to increase prices, which could adversely impact our sales. If competitive pressures or other factors prevent us from offsetting increased labor costs by increases in prices, our profitability may decline and could have a material adverse effect on our business, financial condition, and results of operations.

We face competition in our market from various companies, most of which have greater financial, technical, and other resources than us.

We face significant competition from other marketing companies, and our operating results could suffer if we fail to compete effectively. The marketing industry is intensely competitive and subject to rapid and significant change. We have competitors both in the United States and internationally, including major marketing companies. Many of our competitors have substantially greater financial, technical, and other resources, such as larger staff and experienced marketing and manufacturing organizations. These companies may obtain market acceptance more rapidly than we can and may be more effective in selling and marketing their products and services as well. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large, established companies. Our ability to compete depends, in part, upon a number of factors outside our control, including the ability of our competitors to develop products and services that are superior. Competition may increase further as a result of greater availability of capital for investment in these industries. Our competitors may succeed in developing, acquiring, or licensing similar products or services that we may develop. If we fail to successfully compete in our market, or if we incur significant expenses in order to compete, it could have a material adverse effect on our results of operations.

Our business model is evolving.

Our business model is unproven and is likely to continue to evolve. Accordingly, our initial business model may not be successful and may need to be changed. Our ability to generate significant revenues will depend, in large part, on our ability to successfully market our products to potential users who may not be convinced of the need for our products and services or who may be reluctant to rely upon third parties to develop and provide these products. We intend to continue to develop our business model as our market continues to evolve.

If we fail to maintain and enhance awareness of our brand, our business and financial results could be adversely affected.

We believe that maintaining and enhancing awareness of our brand is critical to achieving widespread acceptance and success of our business. We also believe that the importance of brand recognition will increase due to the relatively low barriers to entry in our market. Maintaining and enhancing our brand awareness may require us to spend increasing amounts of money on, and devote greater resources to, advertising, marketing, and other brand-building efforts and these investments may not be successful. Further, even if these efforts are successful, they may not be cost-effective. If we are unable to continuously maintain and enhance our media presence, our market may decrease and we may fail to attract advertisers and subscribers, which could in turn result in lost revenues and adversely affect our business and financial results.

An inability to maintain and enhance product image could harm our business.

It is important that we maintain and enhance a positive perception of any new products. The image and reputation of our products may be impacted for various reasons including, but not limited to, bad publicity, litigation, and complaints from regulatory bodies. Such problems, even when unsubstantiated, could be harmful to our image and the reputation of our products. These claims may not be covered by our insurance policies. Any resulting litigation could be costly for us, divert management attention, and could result in increased costs of doing business, or otherwise have a material adverse effect on our business, results of operations, and financial condition. Any negative publicity generated could damage our reputation and diminish the value of our brand, which could have a material adverse effect on our business, results of operations, and financial condition. Deterioration in our brand equity (brand image, reputation, and product quality) may have a material adverse effect on our financial results.

We could face liability for information displayed via our e-commerce webpages and our other websites.

We may be subjected to claims for defamation, negligence, copyright or trademark infringement, or based on other theories relating to the information we publish on our e-commerce webpages and on any of our websites. These types of claims have been brought, sometimes successfully, against similar companies in the past. Based on links we provide to third-party websites, we could also be subjected to claims based upon online content we do not control that is accessible from our e-commerce webpages.

The actual or perceived failure by us or our vendors to comply with applicable privacy and data protection laws, regulations, or industry standards could have an adverse effect on our business, financial condition, results of operations, and prospects.

We collect, store, share, use, retain, safeguard, transfer, analyze, and otherwise process, and our vendors process on our behalf, personal information, confidential information and other information necessary to provide and deliver our products through our e-commerce channel to operate our business, for legal and marketing purposes, and for other business-related purposes. Collection and use of this information might raise privacy and data protection concerns, which could negatively impact our business. Data privacy and information security has become a significant issue in the United States, Europe, and elsewhere. The legal and regulatory framework for privacy and security issues is rapidly evolving and is expected to increase our compliance costs and exposure to liability. There are numerous federal, state, local, and international laws, orders, codes, rules, regulations, and regulatory guidance regarding privacy, information security, and processing (collectively, “Data Protection Laws”), the number and scope of which is changing, subject to differing applications and interpretations, and which may be inconsistent among jurisdictions, or in conflict with other rules, laws, or obligations (collectively, “Data Protection Obligations”). Therefore, the regulatory framework for privacy and data protection worldwide is, and is likely to remain, uncertain and complex for the foreseeable future, and our actual or perceived failure to address or comply with applicable Data Protection Laws and Data Protection Obligations could have an adverse effect on our business, financial condition, results of operations, and prospects. We also expect that there will continue to be new Data Protection Laws and Data Protection Obligations, and we cannot yet determine the impact such future Data Protection Laws and Data Protection Obligations may have on our business. Any significant change to Data Protection Laws and Data Protection Obligations, including without limitation, regarding the manner in which the express or implied consent of consumers for processing is obtained, could increase our costs and require us to modify our operations, possibly in a material manner, which we may be unable to complete and may limit our ability to store and process consumer data and operate our business.

We are or may also be subject to the terms of our external and internal privacy and security policies, codes, representations, certifications, industry standards, publications, and frameworks (collectively, “Privacy Policies”) and contractual obligations to third parties related to privacy, information security and processing, including contractual obligations to indemnify and hold harmless third parties from the costs or consequences of non-compliance with Data Protection Laws or Data Protection Obligations.

We may not be successful in achieving compliance if our employees, partners, or vendors do not comply with applicable Data Protection Laws, Privacy Policies, and Data Protection Obligations. If we or our vendors fail (or are perceived to have failed) to comply with applicable Data Protection Laws, Privacy Policies, and Data Protection Obligations, or if our Privacy Policies are, in whole or part, found to be inaccurate, incomplete, deceptive, unfair, or misrepresentative of our actual practices, our business, financial condition, results of operations, and prospects could be adversely affected.

In the United States, our obligations include rules and regulations promulgated under the authority of the Federal Trade Commission (the “FTC”), the Electronic Communications Privacy Act, the Computer Fraud and Abuse Act, the California Consumer Privacy Act (the “CCPA”) and other state and federal laws relating to privacy and data security. The CCPA, which took effect on January 1, 2020, requires companies that process information of California residents to make new disclosures to consumers about their data collection, use and sharing practices, allows consumers to opt out of the sale of personal information with third parties, and prohibits covered businesses from discriminating against California residents (for example, charging more for services) for exercising any of their rights under the CCPA. The law also provides a private right of action and statutory damages for certain data breaches that result in the loss of personal information. This private right of action is expected to increase the likelihood of, and risks associated with, data breach litigation. However, it remains unclear how various provisions of the CCPA will be interpreted and enforced. Therefore, the CCPA may increase our compliance costs and potential liability.

In addition, California voters recently approved the California Privacy Rights Act of 2020 (the “CPRA”) that went into effect on January 1, 2023. The CPRA significantly modifies the CCPA, and imposes additional data protection obligations on companies doing business in California, resulting in further complexity. The law, among other things, gives California residents the ability to limit the use of their sensitive information, provides for penalties for CPRA violations concerning California residents under the age of 16, and establishes a new California Privacy Protection Agency to implement and enforce the law. The effects of this legislation are far-reaching and may impact our business. Some observers have noted that the CCPA could mark the beginning of a trend toward more stringent privacy legislation in the United States, which could increase our potential liability and adversely affect our business, financial condition, results of operations, and prospects.

Other jurisdictions in the United States have already passed or are considering laws similar to the CCPA and CPRA, with potentially greater penalties and more rigorous compliance requirements relevant to our business. Many state legislatures have already adopted legislation that regulates how businesses operate online, including measures relating to privacy, data security, data breaches, and the protection of sensitive and personal information. For example, on March 2, 2021, Virginia enacted the Virginia Consumer Data Protection Act (the “CDPA”), a comprehensive privacy statute that shares similarities with the CCPA, CPRA, and legislation proposed in other states. The CDPA required us to incur additional costs and expenses to comply with it before it became effective on January 1, 2023. June 2021, Colorado also enacted a similar law, the Colorado Privacy Act (the “CPA”), which becomes effective on July 1, 2023. Many other states are currently considering proposed comprehensive data privacy legislation and all 50 states have passed at least some form of data privacy legislation (for example, all 50 states have enacted laws requiring disclosure of certain personal data breaches).

At the federal level, the United States Congress is also considering various proposals for comprehensive federal data privacy legislation and, while no comprehensive federal data privacy law currently exists, we are subject to applicable existing federal laws and regulations, such as the rules and regulations promulgated under the authority of the FTC, which regulates unfair or deceptive acts or practices, including with respect to data privacy and security. These state statutes, and other similar state or federal laws, may require us to modify our data processing practices and policies and incur substantial compliance-related costs and expenses.

We rely on a variety of marketing techniques and practices, including email and social media marketing, online targeted advertising, cookie-based processing, and postal mail to sell our products and services and to attract new consumers, and we and our vendors, are subject to various current and future Data Protection Laws and Data Protection Obligations that govern marketing and advertising practices. Governmental authorities continue to evaluate the privacy implications inherent in the use of third-party “cookies” and other methods of online tracking for behavioral advertising and other purposes, such as by regulating the level of consumer notice and consent required before a company can employ cookies or other electronic tracking tools or the use of data gathered with such tools. Additionally, some providers of consumer devices, web browsers and application stores have implemented, or announced plans to implement, means to make it easier for Internet users to prevent the placement of cookies or to block other tracking technologies, require additional consents, or limit the ability to track user activity, which could if widely adopted result in the use of third-party cookies and other methods of online tracking becoming significantly less effective. Laws and regulations regarding the use of these cookies and other current online tracking and advertising practices or a loss in our ability to make effective use of services that employ such technologies could increase our costs of operations and limit our ability to acquire new consumers on cost-effective terms, which, in turn, could have an adverse effect on our business, financial condition, results of operations, and prospects.

Government regulation of the internet and ecommerce is evolving and unfavorable changes or failure by us to comply with these regulations could have an adverse effect on our business, financial condition, results of operations, and prospects.

We are subject to general business regulations and laws as well as regulations and laws specifically governing the internet and ecommerce, including consumer protection regulations that regulate retailers and govern the promotion and sale of merchandise. Existing and future regulations and laws could impede the growth of the Internet, ecommerce, or mobile commerce, which could in turn adversely affect our growth. These regulations and laws may involve taxes, tariffs, privacy and data security, anti-spam, content protection, electronic contracts and communications, consumer protection, sales practices, subscription programs, and internet neutrality. It is not clear how existing laws governing issues such as property ownership, sales and other taxes and consumer privacy apply to the Internet as the vast majority of these laws were adopted prior to the advent of the Internet and do not contemplate or address the unique issues raised by the internet or ecommerce. It is possible that general business regulations and laws, or those specifically governing the internet or ecommerce, may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or our practices. We cannot be sure that our practices have complied, comply, or will comply fully with all such laws and regulations. Any failure, or perceived failure, by us to comply with any of these laws or regulations could result in damage to our reputation, a loss in business, and proceedings or actions against us by governmental entities, customers, suppliers ,or others. Any such proceeding or action could hurt our reputation, force us to spend significant amounts in defense of these proceedings, distract our management, increase our costs of doing business, decrease the use of our website and mobile applications by customers and suppliers, and may result in the imposition of monetary liabilities and burdensome injunctions that could, for example, require changes to our business practices. We may also be contractually liable to indemnify and hold harmless third parties from the costs or consequences of noncompliance with any such laws or regulations. As a result, adverse developments with respect to these laws and regulations could have an adverse effect on our business, financial condition, results of operations, and prospects.

(See also “Government Regulations” for additional risks.)

Advertising inaccuracies or product mislabeling may have an adverse effect on our business by exposing us to lawsuits, product recalls or regulatory enforcement actions, increasing our operating costs and reducing demand for our product offerings.

Many products that we sell are labeled and advertised with claims as to their origin, ingredients, or health, wellness, environmental or other benefits, including, by way of example, the use of the term “natural” or “organic” or similar synonyms or implied statements relating to such benefits. The FTC’s Guides For The Use Of Environmental Marketing Claims (the “Green Guides”) provide guidance on how to use environmental marketing claims, provide specific guidance for certain terms (e.g., “recyclable”), and recommend against using unqualified statements about environmental benefits such as “eco-friendly.” Although the FDA and the USDA each have issued statements regarding the appropriate use of the word “natural,” there is no single, U.S. government regulated definition of the term “natural” for use in the consumer and personal care industry.

Consumer class actions, actions from industry groups such as the National Advertising Division of the Better Business Bureau, and public enforcement actions have been brought against numerous companies that market “natural,” “sustainable,” or other ecologically conscious products or ingredients, asserting false, misleading, and deceptive advertising and labeling claims.

These suits often identify ingredients or components of a product for which certain marketing claims may not be fully accurate, and claim that their presence in the product renders the statements false and deceptive. For example, some actions concerning “natural” claims have focused on the presence of genetically modified and/or synthetic ingredients or components in products, including synthetic forms of otherwise natural ingredients.

(See “Government Regulations.”)

Many of our products are subject to regulatory enforcement.

-	The FDA regulates product labels and other product claims for the consumer products subject to its jurisdiction and has the authority to challenge product labels and claims that it believes are non-compliant or false or misleading, through the use of a variety of enforcement tools (e.g., Warning Letters, untitled letters, and seizure actions). In limited circumstances, the FDA has taken regulatory action against products labeled “natural” but that nonetheless contain synthetic ingredients or components.

-	The FTC has the authority to challenge claims made in product advertising and requires that such claims are adequately substantiated prior to use. The FTC similarly has enforcement tools that it uses to challenge advertising claims that it deems non-compliant with the law.

-	The USDA enforces federal standards for organic production and use of the term “organic” on product labeling. These laws prohibit a company from selling or labeling products as organic unless they are produced and handled in accordance with the applicable federal law. Failure to comply with these requirements may subject us to liability or regulatory enforcement. Consumers may also pursue state law claims challenging use of the organic label as being intentionally mislabeled or misleading or deceptive to consumers.

State and local regulators also have the authority to prosecute false advertising cases, including relating to environmental marketing claims. Current and potential competitors may make similar claims, which may result in action and inquiries to us from state and federal regulators and governments.

Should we become subject to actions regarding our branding or product marketing, consumers may avoid purchasing products from us or seek alternatives, even if the basis for the claim is unfounded. Moreover, any regulatory or government enforcement actions may trigger class action lawsuits under state consumer protection laws.

Adverse publicity about these matters may discourage consumers from buying our products. The cost of defending against any such claims could be significant and we may incur substantial costs remediating product claims in labeling and advertising if we are unsuccessful in defending such actions. Any loss of confidence on the part of consumers in the truthfulness of our labeling, advertising or ingredient claims would be difficult and costly to overcome and may significantly reduce our brand value. Any of these events could adversely affect our reputation and brand and decrease our sales, which could have an adverse effect on our business, financial condition, results of operations, and prospects.

False or misleading marketing claims concerning a product’s registration or its efficacy may also create the risk for challenges under federal or state law.

(See “Government Regulations.”)

The 2018 Farm Bill passed in December 2018, along with undeveloped shared state-federal regulations over hemp cultivation and production, may impact our business.

The 2018 Farm Bill was signed into law on December 20, 2018. Pursuant to the terms of the 2018 Farm Bill, state agriculture departments must consult with each state’s governor and chief law enforcement officer to devise a plan that must be submitted to the Secretary of the USDA. A state’s plan to license and regulate hemp can only commence once the Secretary of the USDA approves the state’s plan. In states opting not to devise a hemp regulatory program, the USDA will need to construct a regulatory program under which hemp cultivators in those states must apply for licenses and comply with a federally-run program. The details and scopes of each state’s plans are not known as of the date of this Annual Report and may contain varying regulations that may impact our business. Even if a state creates a plan in conjunction with its governor and chief law enforcement officer, the Secretary of the USDA must approve it. There can be no guarantee that any state plan will be approved. Review times may be extensive. There may be amendments and the ultimate plans, if approved by states and the USDA, may materially limit our business depending upon the scope of the regulations.

The possible FDA regulation of hemp and industrial hemp-derived products, and the possible registration of facilities where hemp is grown and hemp-derived products are produced, if implemented, could negatively affect the cannabis industry generally, which could directly affect our financial condition.

The 2018 Farm Bill established that hemp containing less than 0.3% THC was no longer under the Controlled Substances Act (“CSA”). Previously, the FDA had not approved cannabis, industrial hemp, or CBD derived from cannabis or industrial hemp as a safe and effective drug for any indication. The FDA considered hemp and hemp-derived CBD as illegal Schedule I drugs. As of the date of this Annual Report, we have not, and do not intend to file an investigational new drug (“IND”) application with the FDA, concerning any products that may contain cannabis, industrial hemp, or CBD derived from industrial hemp. Further, the FDA concluded that products containing hemp or CBD derived from hemp are excluded from the dietary supplement definition of the FDCA. However, as a result of the passage of the 2018 Farm Bill, at some indeterminate future time, the FDA may choose to change its position concerning products containing hemp, or CBD derived from hemp, and may choose to enact regulations that are applicable to such products, including, but not limited to, the growth, cultivation, harvesting, and processing of hemp; regulations covering the physical facilities where hemp is grown; and possible testing to determine efficacy and safety of hemp-derived CBD. In such event, some of the CBD brands and products that we represent could be subject to regulation. However, we do not know what impact would be on the hemp industry in general, and what costs, requirements, and possible prohibitions may be enforced in the future. If we are unable to comply with the conditions and possible costs of such regulations and/or registrations, we may be unable to continue to operate our CBD business.

The FDA limits companies’ ability to discuss the medical benefits of hemp-derived products. Under FDA rules, it is illegal for companies to make “health claims” or any claim that a product has a specific medical benefit without first getting FDA approval for such claim.

The FDA has not recognized any medical benefits resulting from the consumption of hemp-derived products, which means that no companies are legally permitted to advertise any health claims related to hemp-derived products. Because of the perception among many consumers that hemp-derived CBD is a health/medicinal product, our inability to make health claims about the hemp-derived materials in our products may limit our ability to market and sell the products to consumers, which would negatively impact our revenues and profits.

Laws and regulations affecting our industry to be developed under the 2018 Farm Bill are in development.

As a result of the 2018 Farm Bill’s recent passage, there will be constant evolution of laws and regulations affecting the hemp industry which could detrimentally affect our operations. Local, state, and federal hemp laws and regulations may be broad in scope and subject to changing interpretations. These changes may require us to incur substantial costs associated with legal and compliance fees and ultimately require us to alter our business plan. Furthermore, violations of these laws, or alleged violations, could disrupt our business and result in a material adverse effect on our operations. In addition, we cannot predict the nature of any future laws, regulations, interpretations, or applications, and it is possible that regulations may be enacted in the future that will be directly applicable to our business.

U.S. federal and foreign regulation and enforcement may adversely affect the implementation of cannabis laws and regulations and may negatively impact our revenue, or we may be found to be violating the CSA or other federal, state, or foreign laws. Even though we do not cultivate, process, market, or distribute cannabis or any products that contain cannabis, some of our customers and service providers do engage in such activities. Cannabis, though not strictly defined in the 2018 Farm Bill, is a Schedule I controlled substance and is illegal under federal law. Even in those states where the use of cannabis has been legalized, its use remains a violation of federal law. A Schedule I controlled substance is defined as a substance that has no currently accepted medical use in the United Stated, a lack of safety for use under medical supervision, and a high potential for abuse. The Department of Justice defines Schedule I controlled substances as “the most dangerous drugs of all the drug schedules with potentially severe psychological or physical dependence.”

At present, numerous states and the District of Columbia allow their citizens to use medical cannabis. Additionally, many states have approved legalization of cannabis for adult recreational use. The laws of these states relative to cannabis are in conflict with the CSA, which makes cannabis use and possession illegal on a national level. If the federal government decides to enforce the CSA with respect to cannabis, persons that are charged with distributing, possessing with intent to distribute, or growing cannabis could be subject to fines and imprisonment. Any such change in the federal government’s enforcement of current federal laws could cause significant financial damage to us.

Cannabis and cannabis products remain illegal under federal law.

Cannabis and CBD containing in excess of 0.3% THC are Schedule I controlled substances and are illegal under federal law, specifically the CSA. Even in those states in which the use of marijuana has been legalized, its use remains a violation of federal law. CBD and cannabinoids derived from industrial hemp are not distinguishable. Although our hemp-derived products contain less than 0.3% THC, if there were mistakes in processing or mislabeling and THC in excess of 0.3% were found in our products, we could be subject to enforcement and prosecution, which would have a negative impact on our business and operation.

We are subject to a number of other laws and regulations, which could impact our business.

We are subject to a broad range of federal, state, local, and foreign laws and regulations intended to protect public and worker health and safety, natural resources, the environment, and consumers. Our operations are subject to regulation by the Occupational Safety and Health Administration (“OSHA”), the FDA, the CPSC, the USDA, the FTC, and by various other federal, state, local and foreign authorities regarding the manufacture, processing, packaging, storage, sale, order fulfillment, advertising, labeling, import and export of our products. In addition, we and our manufacturing partners are subject to additional regulatory requirements, including state, local and foreign environmental, health and safety legislative and regulatory authorities and the National Labor Relations Board, covering such areas as discharges and emissions to air and water, the use, management, disposal and remediation of, and human exposure to, hazardous materials and wastes, and public and worker health and safety, and Current Good Manufacturing Practice requirements (“GMPs”) enforced by the FDA.

In addition, as the provider of products with a subscription-based element, a variety of laws and regulations govern the ability of users to cancel subscriptions and auto-payment renewals. California’s automatic renewal law in particular has been the basis for both consumer class actions and government enforcement.

Violations of or liability under any of these laws and regulations may result in administrative, civil, or criminal fines, penalties, or sanctions against us, revocation or modification of applicable permits, licenses, or authorizations, environmental, health and safety investigations or remedial activities, voluntary or involuntary product recalls, warning or untitled letters or cease and desist orders against operations that are not in compliance, among other things. Such laws and regulations generally have become more stringent over time and may become more so in the future, and we may incur (directly or indirectly through our manufacturing partners) material costs to comply with current or future laws and regulations or in any required product recalls.

Liabilities under, and/or costs of compliance, and the impacts on us of any non-compliance, with or investigations under any such laws and regulations could have an adverse effect on our business, financial condition, results of operations, and prospects.

Failure by our network of retail and ecommerce partners, suppliers, or manufacturers to comply with product safety, environmental, or other laws and regulations, or with the specifications and requirements of our products, may disrupt our supply of products and adversely affect our business.

If our network of retail and ecommerce partners, suppliers, or manufacturers fail to comply with environmental, health and safety, or other laws and regulations, or face allegations of non-compliance, their operations may be disrupted and our reputation could be harmed. Additionally, our retail and ecommerce partners, suppliers, and manufacturers are required to maintain the quality of our products and to comply with our standards and specifications. In the event of actual or alleged non-compliance, we might be forced to find alternative retail or ecommerce partners, suppliers, or manufacturers and we may be subject to lawsuits and/or regulatory enforcement actions related to such non-compliance by the suppliers and manufacturers. As a result, our supply of products could be disrupted or our costs could increase, which could adversely affect our business, financial condition, results of operations, and prospects. The failure of any partner or manufacturer to produce products that conform to our standards could adversely affect our reputation in the marketplace and result in product recalls, product liability claims, government, or third-party actions, or economic loss. For example, a manufacturer’s failure to meet GMPs could result in the delivery of a product that is subject to a product recall, product liability litigation, or government investigations and enforcement. Additionally, actions we may take to mitigate the impact of any disruption or potential disruption in our supply of materials or finished inventory, including increasing inventory in anticipation of a potential supply or production interruption, could have an adverse effect on our business, financial condition, results of operations, and prospects.

Our future financial performance and our ability to commercialize our products and services and to compete effectively will depend, in part, on our ability to manage any future growth effectively.

If our operations expand as planned, we will need to manage additional relationships with various strategic partners, suppliers, and other third parties. Our future financial performance and our ability to commercialize our products and services and to compete effectively will depend, in part, on our ability to manage any future growth effectively. To that end, we must be able to manage our development efforts effectively and hire, train, and integrate additional management, administrative and sales and marketing personnel. Our projected growth will place a significant strain on our administrative, operational, and financial resources. If we are unable to successfully manage our future growth, establish and continue to upgrade our operating and financial control systems, recruit and hire necessary personnel, or effectively manage unexpected expansion difficulties, our financial condition and results of operations could be materially and adversely affected.

Our operating plan relies in large part upon our assumptions and analyses. If these assumptions or analyses prove to be incorrect, our actual operating results may be materially different from our forecasted results.

Whether actual operating results and business developments will be consistent with our expectations and assumptions as reflected in our operating plan depends on a number of factors, many of which are outside our control, including, but not limited to:

●	whether we can obtain sufficient capital to sustain and grow our business;

●	our ability to manage our growth;

●	results of our research and development activity;

●	demand for our current and proposed products;

●	competition;

●	our ability to retain existing key management and consultants, to integrate recent hires, and to attract, retain, and motivate qualified personnel; and

●	the overall strength and stability of domestic and international economies.

Unfavorable changes in any of these or other factors, most of which are beyond our control, could materially and adversely affect our business, results of operations, and financial condition.

Acts of war or terrorism may seriously harm our business.

Acts of war, any outbreak or escalation of hostilities between the United States and any foreign power, or acts of terrorism may cause disruption to the U.S. economy or the local economies of the markets in which we operate, cause shortages of materials, increase costs associated with obtaining materials, affect job growth and consumer confidence, or cause economic changes that we cannot anticipate, all of which could reduce demand for our products and services and adversely impact our business, prospects, liquidity, financial condition, and results of operations.

RISKS RELATED TO OUR ORGANIZATION AND STRUCTURE

We have authorized and designated Class A Preferred Convertible Stock, which have voting rights of 60% of our common stock at all times.

We have 500,000 shares of our Class A Preferred Convertible Stock authorized and outstanding. The Class A Preferred Convertible Stock have 60% super majority voting rights over our common stock. At this time, all shares of the Class A Preferred Convertible Stock are issued to our CEO, Jaspreet Mathur. Therefore, at all times, our CEO will have voting control over all decisions requiring majority vote or consent.

Jaspreet Mathur, our Chief Executive Officer, owns greater than 50% of our voting securities which will cause us to be deemed a “controlled company” under the rules of NYSE American.

As a result of his ownership of all issued and outstanding shares of our Class A Preferred Convertible Stock, as well as ownership of our Common Stock, Mr. Mathur, our Chief Executive Officer currently holds approximately 87% of our voting securities (and will continue to own at least 60% of our voting stock at all times, including after our offering), and as such, we are a “controlled company” under the NYSE American Listing Rules. Under these rules, a company of which more than 50% of the voting power is held by an individual, a group, or another company is a “controlled company” and, as such, may elect to be exempt from certain corporate governance requirements.

Accordingly, should the interests of Mr. Mathur differ from those of other shareholders, the other shareholders may not have the same protections afforded to shareholders of companies that are subject to all of the NYSE American corporate governance standards. Even if we do not avail ourselves of these exemptions, our status as a controlled company could make our common stock less attractive to some investors or otherwise harm our stock price.

Because insiders control our activities, that may cause us to act us in a manner that is most beneficial to them and not to outside shareholder which could cause us not to take actions that outside shareholders might view favorably.

Our officers, directors, and holders of 5% or more of our issued and outstanding common stock beneficially own approximately 78.2% of our issued and outstanding common stock and our CEO owns all of the Class A Preferred Convertible Stock. As a result, insiders and particularly our CEO effectively control all matters requiring shareholder approval, including the election of directors, the approval of significant corporate transactions, such as mergers and related party transaction. These insiders also have the ability to delay or perhaps even block, by their ownership of our stock, an unsolicited tender offer. This concentration of ownership could have the effect of delaying, deterring or preventing a change in control that you might view favorably.

We are dependent upon our management, founders, key personnel, and consultants to execute our business plan, and many of them have concurrent responsibilities at other companies.

Our success is heavily dependent upon the continued active participation of our current executive officers as well as other key personnel and consultants. Many of them have concurrent responsibilities at other entities . Some of the advisors and consultants, and others to whom our ultimate success may be reliant have not signed contracts with us and may not ever do so. Loss of the services of one or more of these individuals could have a material adverse effect upon our business, financial condition, or results of operations. Further, our success and achievement of our growth plans depend on our ability to recruit, hire, train, and retain other highly qualified personnel. Competition for qualified employees and consultants among companies in the applicable industries is intense, and the loss of any of such persons, or an inability to attract, retain, and motivate any additional highly skilled employees and consultants required for the initiation and expansion of our activities, could have a materially adverse effect on it.

We do not have any key person life insurance policies on any of our officers or employees.

We are dependent upon our officers and key employees to conduct our operations and execute our business plan. However, we have not purchased any life insurance policies for any individuals in the event of their death or disability. Therefore, should any of those officers and key employees die or become disabled, we will not receive any compensation that would assist with such person’s absence. The loss of such person could negatively affect us and our operations.

There are limitations on the liability of our directors.

Delaware General Corporation Laws exclude personal liability of our directors and our shareholders for monetary damages for breach of fiduciary duty except in certain specified circumstances. Accordingly, we will have a much more limited right of action against our directors than otherwise would be the case. This provision does not affect the liability of any director under federal or applicable state securities laws. Our charter documents also provide for the indemnification of directors to the fullest extent permitted by law and, to the extent permitted by such law, eliminate or limit the personal liability of directors for monetary damages for certain breaches of fiduciary duty. Insofar as indemnification for liabilities arising under the Act may be permitted to directors, officers, or persons controlling us pursuant to the foregoing provisions, we have been informed that in the opinion of the SEC such indemnification is against public policy as expressed in the Act and is therefore unenforceable.

We have agreed to indemnification of officers and directors as is allowed by Delaware General Corporation Law.

Delaware General Corporation Law provides for the indemnification of our directors, officers, employees, and agents, under certain circumstances, against attorney’s fees and other expenses incurred by them in any litigation to which they become a party arising from their association with us or activities our behalf. We will also bear the expenses of such litigation for any of our directors, officers, employees, or agents, upon such person’s promise to repay us therefore if it is ultimately determined that any such person shall not have been entitled to indemnification. This indemnification policy could result in substantial expenditures by us that we will be unable to recoup.

RISKS RELATED TO OWNERSHIP OF OUR SECURITIES

We can issue future series of shares of preferred stock without shareholder approval which could adversely affect the rights of common shareholders.

Our Certificate of Incorporation, as amended, permits our board of directors to establish the rights, privileges, preferences and restrictions, including voting rights, of future series of preferred stock and to issue such stock without approval from our shareholders. The rights of holders of common stock may suffer as a result of the rights granted to holders of preferred stock that may be issued in the future. In addition, we could issue preferred stock to prevent a change in control, depriving common shareholders of an opportunity to sell their stock at a price in excess of the prevailing market price.

If we are unable to implement and maintain effective internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports, which could adversely affect the market price of our common stock.

We have identified material weaknesses in our internal control over financial reporting. These material weaknesses relate to the fact that we do not maintain a comprehensive policies and procedures manual designed to establish internal controls over financial reporting to reduce the risk of publishing materially misstated financial statements, as well as define responsibilities and segregate incompatible duties to reduce the risk of unauthorized transactions.

As a public company, we are required to maintain internal control over financial reporting and to report any material weaknesses in such internal controls. A material weakness is defined in the standards established by the Public Company Accounting Oversight Board (United States) as a deficiency, or an acquisition of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The process of designing, implementing and testing the internal control over financial reporting required to comply with this obligation is time consuming, costly, and complex. If we fail to increase and maintain the number and expertise of our staff for our accounting and finance functions and to improve and maintain internal control over financial reporting adequate to meet the demands upon us as a public company, including the requirements of the Sarbanes-Oxley Act, we may be unable to report our financial results accurately and prevent fraud. In addition, we cannot be certain that any such steps we undertake will successfully remediate any material weaknesses or that other material weaknesses and control deficiencies will not be discovered in the future. If our remediation efforts are not successful or other material weaknesses or control deficiencies occur in the future, we may be unable to report our financial results accurately or on a timely basis, which could cause our reported financial results to be materially misstated and result in the loss of investor confidence or delisting and cause our stock price to decline. As a result of such failures, we could also become subject to investigations by any over-the-counter market where our stock may trade, the SEC, or other regulatory authorities, and become subject to litigation from investors and shareholders, any of which could harm our reputation and financial condition, and divert financial and management resources. Even if we are able to report our consolidated financial statements accurately and timely, if we do not make all the necessary improvements to address the material weaknesses, continued disclosure of our material weaknesses will be required in future filings with the SEC, which could reduce investor confidence in our reported results and our cause our stock price to decline.

Our stock price may be volatile.

Our common stock may be subject to rapid and substantial price volatility. Contributing to this risk of volatility are a number of factors. First, our shares of common stock are likely to be more sporadically and thinly traded than that of larger, more established companies. As a consequence of this lack of liquidity, the trade of relatively small quantities of shares by our shareholders may disproportionately influence the price of those shares in either direction. The price of our common stock could, for example, decline precipitously in the event that a large number of our shares are sold on the market without commensurate demand as compared to a seasoned issuer that could better absorb those sales without adverse impact on its stock price. Second, we are a speculative investment due to our limited operating history, not being profitable, and engaging in a new business strategy with no guarantee of its success. As a consequence of this enhanced risk, shareholders, under the fear of losing all or most of their investment in the event of negative news or lack of progress, be more inclined to sell their shares on the market more quickly and at greater discounts than would be the case with the stock of a larger, more established company that has a relatively large public float.

In addition, the market price of our common stock is also subject to significant fluctuations in response to, among other factors:

●	quarterly variations in our results of operations or those of our competitors;

●	announcements by us or our competitors of acquisitions, new products, significant contracts, commercial relationships or capital commitments;

●	disruption to our operations or those of other sources critical to our operations;

●	the emergence of new competitors or new products;

●	our ability to develop and market new and enhanced products on a timely basis;

●	seasonal or other variations in our subscriber base;

●	commencement of, or our involvement in, litigation;

●	dilutive issuances of our stock or the stock of our subsidiaries, or the incurrence of additional debt;

●	changes in our board or management;

●	adoption of new or different accounting standards;

●	changes in earnings estimates or recommendations by securities analysts; and

●	general economic conditions and slow or negative growth of related markets.

Many of these factors are beyond our control and may decrease the market price of our common stock. Such volatility, including any stock run-ups, may be unrelated or disproportionate to our actual or expected operating performance and financial condition or prospects, making it difficult for prospective investors to assess the rapidly changing value of our common stock.

Furthermore, the stock market in general, has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. Broad market and industry factors, as well as general economic, political and market conditions such as recessions or interest rate changes, may seriously affect the market price of our common stock, regardless of our actual operating performance.

Further, in the past, following periods of volatility in the overall market and the market prices of particular companies’ securities, securities class action litigations have often been instituted against these companies. Litigation of this type, if instituted against us, could result in substantial costs and a diversion of our management’s attention and resources. Any adverse determination in any such litigation or any amounts paid to settle any such actual or threatened litigation could require that we make significant payments.

There has been a limited public market for our common stock and there is no assurance that a more active, liquid and orderly trading market will develop for our common stock or what the market price of our common stock will be.

There is and has been a limited public market for shares of our common stock on the OTCQB. Until our common stock is listed on a national market or a broader exchange, we anticipate that it will remain quoted on the OTCQB. In this venue, investors may find it difficult to obtain accurate quotations as to the market value of our common stock. In addition, if we fail to meet the criteria set forth in SEC regulations, various requirements would be imposed by law on broker-dealers who sell our securities to persons other than established customers and accredited investors. Consequently, such regulations may deter broker-dealers from recommending or selling our common stock, which may further affect liquidity. This could also make it more difficult to raise additional capital.

Our stock is thinly traded.

The shares of our common stock are thinly-traded. We are a small company which is relatively unknown to stock analysts, stockbrokers, institutional shareholders and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven, early stage company such as ours or purchase or recommend the purchase of any of our securities until such time as we became more seasoned and viable. As a consequence, there may be periods of several days or more when trading activity in our securities is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on securities prices. We cannot give you any assurance that a broader or more active public trading market for our securities will develop or be sustained, or that any trading levels will be sustained. Due to these conditions, we can give shareholders no assurance that they will be able to sell their shares at or near ask prices or at all if they need money or otherwise desire to liquidate their securities.

Our securities are considered a penny stock, and therefore are subject to the penny stock rules, as such, U.S. broker-dealers may be discouraged from effecting transactions in our securities.

Our securities are subject to the penny stock rules under the Exchange Act. The SEC rules define a “penny stock,” as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, Rule 15g-9 requires broker-dealers that derive more than 5% of their customer transaction revenues from transactions in penny stocks to deliver a standardized risk disclosure document that provides information about penny stocks and the nature and level of risks in the penny stock market to any non-institutional customer to whom the broker-dealer recommends a penny stock transaction. The broker-dealer must also provide the customer with the current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson, and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations and the broker-dealer and salesperson compensation information must be given to the customer orally or in writing before completing the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that before a transaction, the broker and/or dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. The transaction costs associated with penny stocks are high, reducing the number of broker-dealers who may be willing to engage in the trading of our securities. These additional penny stock disclosure requirements are burdensome and may reduce all the trading activity in the market for our securities. As long as our securities are subject to the penny stock rules, holders of our securities may find it more difficult to sell their securities and cause a decline in the market value of our stock.

Our shareholders may suffer future dilution due to issuances of shares for our convertible securities and various considerations in the future.

We currently have outstanding notes with the aggregate original principal amount of $12,175,000 with a 6% per annum interest rate, a maturity date of one year from issuance, and an automatic conversion upon the effectiveness of registration of such notes on a registration statement filed with the SEC. Upon conversion of the notes and the potential issuance of 49,065,120 shares of common stock, there will be substantial dilution of the current shareholders. There may also be substantial dilution to our shareholders as a result of future decisions of the board of directors to issue shares without shareholder approval for cash, services, or acquisitions.

We have not paid dividends in the past and do not expect to pay dividends in the foreseeable future.

We have never paid cash dividends on our securities and do not anticipate paying cash dividends in the foreseeable future. We currently intend to retain our future earnings, if any, to finance the development and expansion of our business. The determination to pay dividends will be at the discretion of our board of directors and will depend on our financial condition, results of operations, capital requirements, restrictions contained in any financing instruments, and such other factors as our board of directors deems relevant in its discretion.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2. PROPERTIES

Our executive offices are located in Beverly Hills, California. We do not own any real property, but lease an office space consisting of approximately 1900 square feet for all of our corporate and subsidiary locations. We believe that substantially all of our property and equipment is in good condition, subject to normal wear and tear, and that our facilities have sufficient capacity to meet the current needs of our business.

ITEM 3. LEGAL PROCEEDINGS

We are not party to any legal proceedings the resolution of which we believe would have a material adverse effect on our business, prospects, financial condition, liquidity, or results of operation. However, we may from time to time after the date of this filing become subject to claims and litigation arising in the ordinary course of business. One or more unfavorable outcomes in any claim or litigation against us could have a material adverse effect for the period in which such claim or litigation is resolved. In addition, regardless of their merits or their ultimate outcomes, such matters are costly, divert management’s attention, and may materially adversely affect our reputation, even if resolved in our favor.

ITEM 4. MINE SAFETY DISCLOSURE

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is currently trading on the OTCQB under the symbol “VYBE.” The following table sets forth (reflecting the Reverse Stock Split), for each of the quarterly periods indicated, the range of high and low sales prices for our common stock for each quarter in 2020, 2021, and 2022.

Fiscal 2022	Low	High
First Quarter - ended March 31, 2022	$16.80	$16.80
Second Quarter - ended June 30, 2022	$10.50	$16.50
Third Quarter - ended September 30, 2022	$11.70	$11.70
Fourth Quarter - ended December 31, 2022	$3.90	$11.40

Fiscal 2021	Low	High
First Quarter - ended March 31, 2021	$16.80	$51.00
Second Quarter - ended June 30, 2021	$16.80	$60.00
Third Quarter - ended September 30, 2021	$16.80	$60.00
Fourth Quarter - ended December 31, 2021	$16.80	$36.00

Fiscal 2020	Low	High
First Quarter - ended March 31, 2020	$9.00	$30.00
Second Quarter - ended June 30, 2020	$12.00	$27.00
Third Quarter - ended September 30, 2020	$7.50	$15.30
Fourth Quarter - ended December 31, 2020	$15.30	$15.30

●	Over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.

Holders

As of the date of this Annual Report , there are approximately 73 record holders of 3,930,333 shares of our common stock and 500,000 shares of Class A Preferred Stock.

Our transfer agent is Mountain Share Transfer, Inc., 2030 Powers Ferry Rd. SE, Suite # 212, Atlanta, Georgia 30339. Their telephone number is (404) 474-3110.

Dividends

As of the filing of this Annual Report, we have not paid any dividends to shareholders. There are no restrictions which would limit our current ability to pay dividends on common stock or that are likely to do so in the future. The Delaware General Corporation Law, however, does prohibit us from declaring dividends where, after giving effect to the distribution of the dividend, we would not be able to pay our debts as they become due in the usual course of business, or our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the dividend.

Securities Authorized for Issuance Under Equity Compensation Plans.

In 2020, we adopted our 2020 Stock Incentive Plan. A total of 2,222 shares of common stock are reserved for the 2020 Stock Incentive Plan.

Effective August 9, 2022, we adopted our 2022 Incentive and Nonstatutory Stock Option Plan (the “2022 Stock Option Plan”). Under the 2022 Stock Option Plan, the Board of Directors may grant options to purchase common stock to officers, employees, and other persons who provide services to us. A total of 833,333 shares of common stock is reserved for the 2022 Stock Option Plan. As of the date of this Annual Report, there have been no options granted under the 2022 Stock Option Plan.

Effective August 9, 2022, we adopted our 2022 Restricted Stock Plan (the “2022 Restricted Stock Plan”). Under the 2022 Restricted Stock Plan, the Board of Directors may grant restricted stock to officers, directors, and key employees. A total of 833,333 shares of common stock is reserved for the 2022 Stock Option Plan. As of the date of this Annual Report, there have been no shares of common stock granted under the 2022 Restricted Stock Plan.

Recent Issuance of Unregistered Securities

We had no sales of unregistered securities in 2022 that have not been previously disclosed in a Current Report on Form 8-K or Quarterly Report on Form 10-Q.

Reverse Stock Split

On December 19, 2022, we filed a Certificate of Amendment of Amended and Restated Certificate of Incorporation effecting a 1-for-30 reverse stock split (the “Reverse Stock Split”).

As a result of the Reverse Stock Split, the total number of shares of common stock held by each shareholder was converted automatically into the number of whole shares of common stock equal to (i) the number of shares of common stock held by such shareholder immediately prior to the Reverse Split, divided by (ii) 30, and then rounded up to the nearest whole number. No fractional shares were issued, and no cash or other consideration was paid to any shareholder. Instead, we issued one whole share of the post-Reverse Stock Split common stock to any shareholder who otherwise would have received a fractional share as a result of the Reverse Stock Split.

Except for our historical financial statements and unless otherwise stated, all option, share, and per share information gives effect to the Reverse Stock Split.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements and Associated Risks.

This Annual Report contains certain statements that are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. For this purpose, any statements contained in this Annual Report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as “may,” “expect,” “believe,” “anticipate,” “estimate,” or “continue,” or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within our control. These factors include but are not limited to economic conditions generally and in the industries in which we may participate; competition within our chosen industry, including competition from much larger competitors; technological advances and failure to successfully develop business relationships. (See “Cautionary Note Concerning Forward-Looking Statements.”)

INTRODUCTION

As previously reported on a Current Report on Form 8-K filed with the SEC on May 13, 2022, Bio Lab Naturals, Inc. (“Bio Lab”), entered into a Share Exchange Agreement (the “Share Exchange Agreement”) with Limitless X, Inc., a Nevada corporation (“LimitlessX”), and its 11 shareholders (the “LimitlessX Acquisition”) on May 11, 2022 (the “Merger”). The parties completed and closed the LimitlessX Acquisition on May 20, 2022 by issuing an aggregate of 3,233,334 shares of common stock of Bio Lab to the LimitlessX shareholders (the “Acquisition Closing”). According to the terms of the Share Exchange Agreement, Bio Lab then issued an additional 300,000 shares of common stock to the LimitlessX shareholders pro rata to their interests in approximately six months from the Acquisition Closing as part of the Limitless Acquisition. Concurrently with the LimitlessX Acquisition, Jaspreet Mathur, the founder and principal shareholder of LimitlessX, also purchased from Helion Holdings LLC, 500,000 shares of Bio Lab’s Class A Preferred Convertible Stock, which at all times have a number of votes equal to 60% of all of the issued and outstanding shares of common stock of Bio Lab.

For accounting purposes, the Merger was accounted for as a “reverse merger” with LimitlessX as the accounting acquiror (legal acquiree) and Bio Lab as the accounting acquiree (legal acquiror). and, consequently, the transaction was treated as a recapitalization of Bio Lab. Since LimitlessX was deemed to be the accounting acquiror in the Merger, the historical financial information for periods prior to the Merger reflect the financial information and activities solely of LimitlessX and not of Bio Lab. No step-up in basis or intangible assets or goodwill was recorded in this transaction.

On June 10, 2022, Bio Lab changed its name to Limitless X Holdings, Inc. (“we,” “us,” or “our”).

RESULTS OF OPERATION

For the Year Ended December 31, 2022 Compared to the Period from September 27, 2021 (Date of Formation of LimitlessX) through December 31, 2021

			For the period from
			September 27, 2021
	For the		(Date of formation)
	year ended		through
	December 31, 2022		December 31, 2021		Changes
	Amount	% of Sales	Amount	% of Sales	Amount	%
Revenue
Product sales	$40,364,955	69%	$302,371	100%	$40,062,584	13249%
Service revenue	18,308,341	31%	-	0%	18,308,341	N/A
Rentals	15,000	0%	-	0%	15,000	N/A
Total revenue	58,688,296	100%	302,371	100%	58,385,925	19309%

Cost of sales
Cost of sales	6,942,680	12%	3,258	1%	6,939,422	212996%
Cost of sales - other	358	0%	-	0%	358	N/A
Total cost of sales	6,943,038	12%	3,258	1%	6,939,780	213007%

Gross profit	51,745,258	88%	299,113	99%	51,446,145	17200%

Operating expenses:
General and administrative	1,938,640	3%	12,054	4%	1,926,586	15983%
Advertising and marketing	47,164,700	80%	194,679	64%	46,970,021	24127%
Stock compensation for services	1,117,782	2%	-	0%	1,117,782	N/A
Transaction fees	3,201,599	5%	1,416	0%	3,200,183	226002%
Merchant fees	2,459,670	4%	20,092	7%	2,439,578	12142%
Royalty fees	1,114,403	2%	-	0%	1,114,403	N/A
Professional fees	1,647,787	3%	14,000	5%	1,633,787	11670%
Payroll and payroll taxes	1,306,565	2%	17,794	6%	1,288,771	7243%
Rent	205,497	0%	11,508	4%	193,989	1686%
Dad debt expense	1,300,855	2%	-	0%	1,300,855	N/A
Consulting fees, related party	43,500	0%	-	0%	43,500	N/A
Total operating expenses	61,500,998	105%	271,543	90%	61,229,455	22549%

Income (loss) from operations	(9,755,740)	-17%	27,570	9%	(9,783,310)	-35485%

Other income (expense)
Interest expense	(348,017)	-1%	-	0%	(348,017)	N/A
Other income	57,756	0%	-	0%	57,756	N/A
Gain on disposal of assets	28,397	0%	-	0%	28,397	N/A
Total other income (expense), net	(261,864)	0%	-	0%	(261,864)	N/A

Income (loss) before income taxes	(10,017,604)	-17%	27,570	9%	(10,045,174)	-36435%

Income tax provision	6,402	0%	22,906	8%	(16,504)	-72%

Net income (loss)	$(10,024,006)	-17%	$4,664	2%	$(10,028,670)	-215023%

Product Sales - Our product sales increased by 13,249% to $40.4 million for the year ended December 31, 2022 as compared to $302,371 for the period from September 27, 2021 through December 31, 2021. Sales increase was primarily due to us being in operation for 12 months in 2022 compared to one month in 2021. In 2022, there was a shift in our marketing strategies, including strategic advertisement placements with celebrities and more effective product placement.

Service Revenue - Our service revenue increased by $18.3 million to $18.3 million for the year ended December 31, 2022 as compared to $0 for the period from September 27, 2021 through December 31, 2021. Our service revenue increase was primarily due to us being in operation for 12 months in 2022 compared to one month in 2021. In 2022,  we began our digital marketing services.

Cost of Sales - Our cost of sales increased from $3,258, 1% of sales, to $76.9 million, 12% of sales. This increase was primarily due to us being in operations for 12 months in 2022 compared to one month in 2021. As operations increased during the period, so did our costs for freight, inventory, and other supplies.

Gross Profit - Gross profit for the year ended December 31, 2022 was $51.7 million compared to $299,113 for the period from September 27, 2021 through December 31, 2021, 2022. The increase in gross profit of $51.4 million was primarily due to us being in operations for 12 months in 2022 compared to one month in 2021  .

Operating Expenses - During the year ended December 31, 2022, we recognized $61.5 million in operating expenses compared to $271,543 for the period from September 27, 2021 through December 31, 2021. The increase of $61.2 million was due to us being in operations for 12 months compared to one month in 2021. The increase of our operating expenses were primarily due to advertising and marketing, transaction fees, merchant fees, royalty fees, and bad debt expense.

●	Our advertising and marketing expense increased by $47.0 million due to a shift in marketing strategies to heavily push our related products by using performance marketers and celebrity endorsements. $42.7 million of our advertising and marketing expenses are commission fees to performance marketers.
●	The increase in transaction fees and merchant fees are directly related to the increased number of transactions during the year.
●	Beginning on April 1, 2022, we began accruing royalties per the manufacturing and distributorship license agreements of 4.00% of gross sales, excluding returns, chargebacks, and other such allowances. Thus, the royalty fees increased during the period.
●	The increase in bad debt expense was due to management providing a reserve based on aging of the holdback receivables that they determine should be uncollectible.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

During the year ended December 31, 2022, net cash used in operating activities was $9.1 million. The cash used in operating activities was primary due to net loss and timing of settlement of assets and liabilities including stock compensation expenses.

Investing Activities

Net cash provided by investing activities for the year ended December 31, 2022 was $28,397. During the year ended December 31, 2022, $28,397 was provided by proceeds from the disposition of an asset.

Financing Activities

Net cash provided by financing activities for the year ended December 31, 2022 was $14.9 million. This amount was incurred by increased borrowings from related parties, shareholders, and investors.

CRITICAL ACCOUNTING ESTIMATES

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions and estimates that affect the amounts reported in our financial statements and the accompanying notes. The amounts of assets and liabilities reported on our balance sheet and the amounts of revenues and expenses reported for each of our fiscal periods are affected by estimates and assumptions, which are used for, but not limited to, the accounting for revenue recognition, stock based compensation and the valuation of deferred taxes. Actual results could differ from these estimates. The following critical accounting policies are significantly affected by judgments, assumptions and estimates used in the preparation of the financial statements:

Revenue Recognition

We recognize revenue when performance obligations under the terms of a contract with our customers are satisfied. We have determined that fulfilling and delivering products is a single performance obligation. Revenue is recognized at the point in time when we have satisfied our performance obligation and the customer has obtained control of the products. This generally occurs when the product is delivered to or picked up by the customer based on applicable shipping terms, which is typically within 15 days. Revenue is measured as the amount of consideration expected to be received in exchange for fulfilled product orders,

While customers generally have a right to return defective or non-conforming products, past experience has demonstrated that product returns have been immaterial. Customer remedies for defective or non-conforming products may include a refund or exchange. As a result, the right of return is estimated and recorded as a reduction in revenue at the time of sale, if necessary.

Our customer contracts identify product quantity, price, and payment terms. Payment terms are granted consistent with industry standards. Although some payment terms may be more extended, the majority of the our payment terms are less than 30 days. As a result, revenue is not adjusted for the effects of a significant financing component. Amounts billed and due from customers are classified as Accounts Receivables on the Balance Sheet.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements required by this item begin on page F-1 of this Annual Report and are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

No events occurred requiring disclosure under Item 304 of Regulation S-K.

ITEM 9A. CONTROLS AND PROCEDURES

Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this Annual Report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer has concluded that, as of December 31, 2022, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and (ii) accumulated and communicated to our management, including our principal executive and principal financial and accounting officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

Other than the hiring of a new Chief Financial Officer, there have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the period covered by this Annual Report that has materially affected or are reasonably likely to materially affect our internal controls and procedures over financial reporting.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Any system of internal control, no matter how well designed, has inherent limitations, including the possibility that a control can be circumvented or overridden and misstatements due to error or fraud may occur and not be detected. Also, because of changes in conditions, internal control effectiveness may vary over time. Accordingly, even an effective system of internal control will provide only reasonable assurance that the objectives of the internal control system are met.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2022, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, our management concluded that our internal control over financial reporting was ineffective  as of December 31, 2022.

We have identified material weaknesses in our internal control over financial reporting. These material weaknesses relate to the fact that we do not maintain a comprehensive policies and procedures manual designed to establish internal controls over financial reporting   to reduce the risk of publishing materially misstated financial statements, as well as define responsibilities and segregate incompatible duties to reduce the risk of unauthorized transactions. We believe that the hiring of additional personnel who have the technical expertise and knowledge with the non-routine or technical issues we have encountered in the past will result in both proper recording of these transactions and a much more knowledgeable finance department as a whole. Due to the fact that our accounting staff currently consists only of a Chief Financial Officer, additional personnel will also create the proper segregation of duties and provide more checks and balances within the department. Additional personnel can also provide the cross training needed to support us if personnel turnover issues within the department occur. We believe that the hiring of additional accounting and financial personnel will eliminate or greatly decrease any control and procedure issues we may encounter in the future. However, we cannot be certain that any such steps we undertake will successfully remediate any material weaknesses or that other material weaknesses and control deficiencies will not be discovered in the future. We will continue to monitor and evaluate the effectiveness of our disclosure controls and procedures and our internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s assessment was not subject to attestation by our independent registered public accounting firm pursuant to rules of the SEC that permit us to provide only management’s assessment in this Annual Report.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Directors and Executive Officers

Our board of directors consists of nine directors. We currently have five independent directors. Our directors will serve for one-year terms or until their successors are duly elected and qualified. There will be no cumulative voting in the election of directors. Consequently, at each annual meeting, the successors to each of our directors will be elected by a plurality of the votes cast at that meeting.

Set forth below are the names, ages, and positions of our directors and executive officers as of the date of this Annual Report.

Name	Age	Position with the Company	Date Joined the Company
Jaspreet Mathur	37	Chief Executive Officer and Chairman	May 20, 2022
Kenneth Haller	36	President and Director	May 20, 2022
Benjamin Chung	46	Chief Financial Officer	May 20, 2022
Danielle Young	35	Chief Operating Officer	May 20, 2022
Rob Cucher	46	VP of Legal Affairs	May 20, 2022
Bharat Raj Mathur	67	Director	May 20, 2022
Amanda Saccomanno	31	Director	May 20, 2022
Dov Konetz	40	Director	May 20, 2022
Dan Fleyshman	40	Director	October 3, 2022
Leon Anderson	36	Director	October 3, 2022
Michael Braun	38	Director	January 11, 2023
Hassan Iddrissu	45	Director	January 11, 2023

Biographical Information

Directors and Executive Officers

The following is a summary of certain biographical information of our current directors and executive officers.

Jaspreet Mathur– Chief Executive Officer and Chairman of the Board of Directors

On May 20, 2022, Jaspreet Mathur became our Chairman, Chief Executive Officer, and a member of our Board of Directors. In January 2011, Mr. Mathur launched Kore Fit Living, a chain of retail stores across Canada specializing in sales of vitamins and supplements, sports nutrition, athletic apparel and fitness/MMA training equipment. In 2013, he launched a web agency, Emblaze One, as a full-service interactive agency with global offices to accommodate a consumer market shift from brick and mortar to e-commerce. In November 2018, Mr. Mathur launched the Limitless brand, which manufactures and distributes health and wellness products and offers B2B services for brand development and digital marketing. In January 2022, he teamed up with Dr. Mehmet Oz and a nonprofit organization called HealthCorps to jumpstart health and wellness programs that are targeted to teens and young adults.

Kenneth Haller– President and Director

Kenneth Haller became our President on May 20, 2022. From January 2021 until April 2022, he was Vice President of Payments at Greenbox POS, a software company that designs and develops mobile applications for cash-free e-wallet payments. From May 2013 through May 2022, Mr. Haller was Managing Partner of SKY MIDS, a strategic merchant services company that focuses on high risk and international credit card processing. During this same period until 2021, he was Chief Executive Officer of ChargeSavvy, LLC, a table-side checkout POS system that streamlines information gathering and payment processing.

Benjamin Chung- Chief Financial Officer

Benjamin Chung has been in public accounting for over 18 years. From 1999 through 2004, Mr. Chung was an Audit Manager at PricewaterhouseCoopers. From May 2004 through June 2007, Mr. Chung was an audit manager at Ernst & Young. He then went on to become the Director of Internal Audit for Big 5 Sporting Goods. In January 2012, Mr. Chung was the founder and managing partner at Benjamin & Ko, a public accounting and consulting firm. In May 2021, Mr. Chung became the CFO of Greenbox POS (Nasdaq: GBOX). Additionally, over the last five years, Mr. Chung has also served on the board for multiple public companies, the most recent being Franklin Wireless, which trades on Nasdaq. Mr. Chung resigned from that board in December 2019 and currently does not serve on the board of directors of any publicly traded company.

Danielle Young- Chief Operating Officer

Danielle Young has been in public accounting for ten years. In January 2015, she was hired by Benjamin & Young, LLP, a mid-size CPA firm in Orange County, California as part of their tax department. In May 2019, she left Benjamin & Young and joined Benjamin & Ko, as the Director of Internal Audit spearheading their operations as well as working with major public companies such as The Habit Burger, Aerovironment, and Ducommun Aerospace. After leaving Benjamin & Ko in July 2021, she started her own consulting firm, Irvine Advisory Services in focusing on IPO readiness preparation, internal audit, and corporate management. In June 2022, she was elected to the board of trustees of The Miss America Foundation.

Rob Cucher-VP of Legal Affairs

Rob Cucher is a seasoned attorney with 20 years of courtroom practice and experience representing clients on a wide range of legal matters including civil litigation, corporate governance, labor and employment, and commercial transactions, with a concentration in business law and health care. Since April 2017, Mr. Cucher has served as an officer and director of a technology company finding solutions to tracking chronic care and behavioral health conditions for patients throughout California. In February 2010, Mr. Cucher co-founded Sports for All Children, a non-profit providing athletic opportunities for children with special needs. Additionally, Mr. Cucher became a director in May 2019 of Better Housing Solutions, an affordable housing non-profit currently servicing Palmdale, California. Mr. Cucher graduated cum laude from UCLA and Loyola Law School in Los Angeles and is a current member of the California State Bar and United States District Courts.

Bharat Raj Mathur- Director

Bharat Raj Mathur joined our board of directors on May 20, 2022. Since July 2016, he has been a columnist and featured contributor at www.bizcatalyst360.com. From March 2014 to April 2016, he was chief operating officer at KORE Fit Living. From August 2004 through April 2016, Mr. Mathur was Vice President, Distribution Channel Management at Incredible Entertainment.

Amanda Saccomanno- Director

Amanda Saccomanno joined our board of directors on May 20, 2022. Ms. Saccomanno is an American professional wrestler, television personality, and fitness and figure competitor. In 2015, Ms. Saccomanno gained major attention from World Wrestling Entertainment (WWE) after scoring second place in its Tough Enough reality show – a competition of contenders vying for a WWE wrestling contract. In May 2015, she signed with the WWE as a Sports Entertainer and starring in their E! Hit Reality Series, Total Divas. Since May 2017, Ms. Saccomanno has developed multiple health platforms and launched an iOS application called “Fit with Mandy.” In 2020, Ms. Saccomanno co-founded and continues to help market and develop a skin care line, with our CEO, Jaspreet Mathur, called Amarose.

Dov Konetz- Director

For more than the past five years, Dov Konetz has been the Managing Director of DMK Capital, a company engaged in providing valuations in commercial real estate, intangibles and movable assets. Since 2008, Mr. Konetz has served as a Director of Mount Sinai Hospital in Miami, Florida. Mr. Konetz also served on the Miami Beach Police Relations Committee from 2010 through 2012. Mr. Konetz is a valued supporter of The Dream Catcher Foundation, a non-profit that is dedicated to combating human trafficking.

Dan Fleyshman- Director

Dan Fleyshman is the CIO and a director of Blockchain Consulting Group, Inc. He founded Elevator Studios in 2015 and is currently its CEO. From 2012 through 2015, he was the CEO of One Penny Ad Agency. Between 2010 and 2012, Mr. Fleyshman consulted for a casino in Nevada. He was the CEO of Victory Poker from 2009 through April 2010. From 1999 through 2009, he was the president of WYD, Inc. located in San Diego, California.

Leon Starino Anderson- Director

From 2002 through 2012, Mr. Anderson became a partner in a London based night club. Mr. Anderson went on to develop public relations and marketing services for major brand deals while in the U.K. for a number of celebrities. Mr. Anderson was recognized for a “first of its kind” buyout on a brand that had no previous history but secured a buyout by ASOS. Since September 2021, Mr. Anderson has continued to run his company, Due Diligence Apparel Ltd.

Michael Braun- Director

Since 2010, Michael Braun has been the Director of Marketing and Sales of Westbank Pacific Realty Corp., a mixed-use real estate development company. Prior to Westbank, Mr. Braun worked for Rennie, a real estate marketing and sales firm in Vancouver. He graduated from the University of British Columbia in 2007 with a Science Major and Commerce Minor. Mr. Braun holds a real estate license in Vancouver, British Columbia.

Hassan Iddrissu- Director

Since 2014, Mr. Iddrissu has been the CFO of First Pinnacle Capital Group, Inc., a real estate company in West Los Angeles. Since 2003, Mr. Iddrissu has also been the co-Founder, Chairman, and CEO of RoadStarr Motorsports, a market leader in the auto boutique with various entities across the luxury car industry including an exotic car rental company Starr Auto Rentals. Mr. Iddrissu is also an active mentor and motivational speaker for various inner-city youth, including the Los Angeles Sheriff Foundation. Mr. Iddrissu has his Bachelors of Business Administration from Loyola Marymount University.

Family Relationships

Except for Bharat Raj Mathur who is the father of our CEO, Jaspreet Mathur, there are no family relationships with any of the executive officers or directors of the Company and the above referenced individuals. Other than as may be contemplated by the Share Exchange Agreement  there are no arrangements or understandings between the above referenced individuals and any other persons pursuant to which he or she was selected as a director.

Board Composition

Our board of directors currently consists of nine persons.

Our board of directors believes its members collectively have the experience, qualifications, attributes and skills to effectively oversee our management, including a high degree of personal and professional integrity, an ability to exercise sound business judgment on a broad range of issues, sufficient experience and background to have an appreciation of the issues facing us, a willingness to devote the necessary time to board duties, a commitment to representing our best interests and the best interests of our shareholders, and a dedication to enhancing shareholder value.

We held one board of directors meeting in 2021 and two board of directors meeting in 2022. All other board actions were taken by unanimous written consent of the directors.

Director Independence

We adhere to the rules of NYSE American in determining whether a director is independent. The NYSE American listing standards generally define an “independent director” as a person, other than an executive officer of a company or any other individual having a relationship which, in the opinion of the issuer’s board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

Our board of directors has undertaken a review of the independence of each director and will review the independence of any new directors based on information provided by each director concerning his background, employment, and affiliations, in order to make a determination of independence. Our board of directors has determined that there are five independent directors on our board of directors.

Role of Our Board of Directors in Risk Oversight

One of the key functions of our board of directors is informed oversight of our risk management process. Our board of directors administers this oversight function directly, along with our Audit Committee, and we plan to have supporting committees, including a Compensation Committee and a Nominating and Corporate Governance Committee, which will then support the board of directors by addressing risks specific to its respective areas of oversight. Until such time as those committees are formed, the board of directors will manage the process. Our Compensation Committee will assess and monitor whether any of our compensation policies and programs has the potential to encourage excessive risk-taking. Our Nominations and Corporate Governance Committee will provide oversight with respect to corporate governance and ethical conduct and monitors the effectiveness of our corporate governance guidelines, including whether such guidelines are successful in preventing illegal or improper liability-creating conduct.

Audit Committee

The Audit Committee was formed in May 2020, and its initial members were Ed Nichols and Calvin Smiley, both of whom were former members of the board of directors. Mr. Nichols and Mr. Smiley resigned as directors on May 20, 2022. Currently, the duties of the Audit Committee are being administered by the board of directors directly.

We will establish a written charter for our Audit Committee, in which we will set forth the duties of the Audit Committee that include, among other matters, oversight responsibilities with respect to the integrity of our financial statements, our compliance with legal and regulatory requirements, the external auditor’s qualifications, independence, and performance, and the performance of our internal audit function as applicable.

There were no Audit Committee meetings during the year ended December 31, 2022.

Limitations on Liabilities and Indemnification of Directors and Officers

There are limitations of liability and indemnification and advancement rights applicable to our directors and officers.

See “Description of Capital Stock” in Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

ITEM 11. EXECUTIVE COMPENSATION.

Summary Compensation

The following table summarizes information regarding the compensation for fiscal years 2022 and 2021 for our named executive officers.

Name and Principal Position	Year	Salary ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Jaspreet Mathur, Chief Executive Officer	2022	291,667	-	-	417	292,084
and Chairman of the Board of Directors(1)	2021	-	-	-	-	-
Kenneth Haller,	2022	145,833	-	-	5,624	151,457
President and Director(2)	2021	-	-	-	-	-
Benjamin Chung,	2022	113,750	-	-	5,112	118,862
Chief Financial Officer(3)	2021	-	-	-	-	-
Danielle Young,	2022	91,000	-	-	667	91,667
Chief Operating Officer(4)	2021	-	-	-	-	-
Rob Cucher,	2022	116,667	-	-	7,924	124,591
VP of Legal Affairs(5)	2021	-	-	-	-	-
W. Edward Nichols,	2022	-	-	-	-	-
Former CEO and President(6)	2021	-	77,500	-	-	77,500
Darrell Avey,	2022	-	-	-	-	-
Former CFO and Vice President(7)	2021	-	-	-	17,500	17,500

(1)	Mr. Mathur was appointed as CEO on May 20, 2022.
(2)	Mr. Haller was appointed as President on May 20, 2022.
(3)	Mr. Chung was appointed as CFO on May 20, 2022.
(4)	Ms. Young was appointed as COO on May 20, 2022.
(5)	Mr. Cucher was appointed VP of Legal Affairs on August 1, 2022.
(6)	Mr. Nichols resigned all of his officer and director positions on May 20, 2022. Mr. Nichols was issued 50,000 shares of common stock in exchange for his services in 2021, valued at $1.55 per share to Helion Holdings, LLC, an entity beneficially owned by Mr. Nichols.
(7)	Mr. Avey resigned all of his officer and director positions on May 20, 2022. Represents consulting fees paid to Mr. Avey during the year 2021.

Executive Compensation

We believe that the primary goal of executive compensation is to align the interests of our executive officers with those of our shareholders in a way that allows us to attract and retain the best executive talent.

Annual Base Salary. Base salary will be designed to compensate our named executive officers at a fixed level of compensation that will be designed to serve as a retention tool throughout the executive’s career. In determining base salaries, our board of directors (or, when enacted, our compensation committee) considers each executive’s role and responsibility, unique skills, future potential with us, salary levels for similar positions in our market and internal pay equity.

Option Plan. We plan to offer option awards to executives and other employees, in the discretion of the board of directors, considering the executive’s role and other compensation.

Health/Welfare Plans. All of our full-time employees are eligible to participate in health and welfare plans, including medical, dental and vision benefits, maintained by the Company. The Company pays 100% of health and welfare plans for all executives and 50% of health and welfare plans for all full-time employees.

PTO Plan. We offer paid-time off, which can be used for may be used for vacations, rest and relaxation and personal business, and sick days. The PTO varies amongst type of employee and is between two and three weeks.

Employment/Consulting Contracts, Termination of Employment, Change-in-Control Arrangements

We have not entered into employment agreements or other compensation agreements with our executive officers. All employee contracts are “at will.” There are no potential payments payable to the Named Executive Officers upon a termination of employment in connection with a change in control.

Director Compensation

The following table sets forth a summary of compensation for the fiscal year ended December 31, 2022, that we paid to each director. We do not sponsor a pension benefits plan, a non-qualified deferred compensation plan, or a non-equity incentive plan for directors; therefore, these columns have been omitted from the following table. We reimburse directors for expenses incurred in attending meetings required in person. No other or additional compensation for services were paid to any of the directors.

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)	Stock Awards ($)	Total ($)
Jaspreet Mathur	0	0	0	0
Kenneth Haller	0	0	0	0
Bharat Raj Mathur	0	0	0	0
Amanda Saccomanno	0	0	0	0
Dov Konetz	0	0	0	0
Dan Fleyshman	0	0	0	0
Leon Anderson	0	0	0	0
Michael Braun	0	0	0	0
Hassan Iddrissu	0	0	0	0
W. Edward Nichols(1)	0	0	0	0
Darell Avey(1)	0	0	0	0
Jeremy Ostler(1)	0	0	0	0
Calvin D. Smiley(1)	0	0	0	0

(1)	Resigned as Directors on May 20, 2022.

Outstanding Equity Awards at Fiscal Year End

There were no equity awards held by any of our appointed executive officers and directors as of December 31, 2022.

2020 Stock Incentive Plan

On January 15, 2020, a Stock Option and Award Incentive Plan (the “2020 Stock Incentive Plan”) was approved by our Board of Directors. There are 2,222 shares of common stock reserved for the 2020 Stock Option Plan. No options or awards were granted under the 2020 Stock Incentive Plan.

2022 Stock Option Plan

Effective August 9, 2022, we adopted our 2022 Incentive and Nonstatutory Stock Option Plan (the “2022 Stock Option Plan”). Under the 2022 Stock Option Plan, the Board of Directors may grant options to purchase common stock to officers, employees, and other persons who provide services to us. A total of 833,333 shares of common stock is reserved for the 2022 Stock Option Plan. As of the date of this Annual Report, there have been no options granted under the 2022 Stock Option Plan.

2022 Restricted Stock Plan

Effective August 9, 2022, we adopted our 2022 Restricted Stock Plan (the “2022 Restricted Stock Plan”). Under the 2022 Restricted Stock Plan, the Board of Directors may grant restricted stock to officers, directors, and key employees. A total of 833,333 shares of common stock is reserved for the 2022 Stock Option Plan. As of the date of this Annual Report, there have been no shares of common stock granted under the 2022 Restricted Stock Plan.

Limitation on Liability and Indemnification

We are a Delaware corporation. The Delaware General Corporation Laws (DGCL) provides that the articles of incorporation of a Delaware corporation may contain a provision eliminating or limiting the personal liability of a director to the corporation or our shareholders for monetary damages for breach of fiduciary duty as a director, except that any such provision may not eliminate or limit the liability of a director (i) for any breach of the director’s duty of loyalty to the corporation or our shareholders, (ii) acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, (iii) acts specified in Section 78 (concerning unlawful distributions), or (iv) any transaction from which a director directly or indirectly derived an improper personal benefit. Our articles of incorporation contain a provision eliminating the personal liability of directors to our company’ or our shareholders for monetary damages to the fullest extent provided by the DGCL.

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

The DGCL, unless otherwise provided in the articles of incorporation, a Delaware corporation may indemnify an officer, employee, fiduciary, or agent of the corporation to the same extent as a director and may indemnify such a person who is not a director to a greater extent, if not inconsistent with public policy and if provided for by our bylaws, general or specific action of our board of directors or shareholders, or contract. Our articles of incorporation provide for indemnification of our directors, officers, employees, fiduciaries and agents to the full extent permitted by Delaware law.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED

Equity Compensation Plan Information

The following table sets forth information as of December 31, 2022 regarding shares of common stock that may be issued under our equity compensation plans, consisting of our 2020 Stock Incentive Plan, 2022 Equity Incentive Plan, and our 2022 Restricted Stock Plan. We do not have any non-shareholder approved equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	-	$-	1,668,888	(1)
Equity compensation plans not approved by security holders	-	-	-
Total	0		1,668,888

(1) Includes 2,222 options under the 2020 Stock Incentive Plan; 833,333 options under the 2022 Equity Incentive Plan; and 833,333 shares of common stock under the 2022 Restricted Stock Plan.

Security Ownership of Certain Beneficial Owners and Management

As of the date of this Annual Report, there are 3,930,333 shares of our common stock outstanding. The following table sets forth the beneficial ownership of our common stock immediately prior to the completion of this offering by:

●	each of our directors;

●	each of our named executive officers;

●	all of our directors and executive officers as a group; and

●	each person known by us to be the beneficial owner of 5% or more of our outstanding common stock.

Beneficial ownership is determined according to the rules of the SEC. Generally, it means that a person has beneficial ownership of a security if he or she possesses sole or shared voting or investment power of that security and includes options, warrants, and other securities convertible or exercisable into shares of common stock, provided that such securities are currently exercisable or convertible or exercisable or convertible within 60 days of the date hereof. Each director or officer, as the case may be, has furnished us with information with respect to their beneficial ownership. Except as otherwise indicated, all persons listed below have (i) sole voting power and investment power with respect to their stock, except to the extent that authority is shared by spouses under applicable law, and (ii) record and beneficial ownership with respect to their securities.

Name and Address (1)	Office	Shares Owned	Percent of Class (2)
Class A Preferred Stock

Jaspreet Mathur	Chief Executive Officer and Chairman	500,000	100%

Common Stock

Jaspreet Mathur	Chief Executive Officer and Chairman	2,632,334	66.97%

Bharat Raj Mathur	Director	141,334	3.60%

Kenneth Haller	President and Director	141,334	3.60%

Amanda Saccomanno	Director	106,000	2.70%

Benjamin Chung	Chief Financial Officer	35,334	*

Rob Cucher	VP of Legal Affairs	17,667	*

Danielle Young	Chief Operating Officer	-	-

Dov Konetz	Director	-	-

Dan Fleyshman	Director	-	-

Leon Anderson	Director	-	-

Michael Braun	Director	-	-

Hassan Iddrissu	Director	-	-

All executive officers and directors		3,074,003	78.21%

*	Less than 1%.

(1)	The mailing address of each of the officers and directors as set forth above is c/o Limitless X Holdings Inc., 9454 Wilshire Blvd. #300, Beverly Hills, California 90212.

(2)	As of the date hereof, there were 3,930,333 shares of our common stock issued and outstanding and 500,000 shares of our Class A Preferred Stock issued and outstanding.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

We had the following transactions with related parties during the last two fiscal years:

Sale of Class A Preferred Convertible Stock

Concurrently with the LimitlessX Acquisition, Jaspreet Mathur, our current Chief Executive Officer purchased from Helion Holdings, LLC, a company beneficially owned by our former Chief Executive Officer, 500,000 shares of our Class A Preferred Convertible Stock for consideration of $400,000.

Royalty Payables

Limitless Performance Inc. (“LPI”), SMILZ INC. (“Smiles”), and DIVATRIM INC. (“Divatrim”), are all companies owned by Jas Mathur, our Chief Executive Officer, Director, and majority shareholder. AMAROSE INC. (“Amarose”) is owned 50% by Mr. Mathur and 50% by Amanda Saccomanno, one of our directors.

●	On December 1, 2021, we entered into a manufacturing and distributorship license agreement with LPI for us to distribute LPI products and for payments to LPI for its product designs and distribution rights. We pay to LPI from time to time royalty payments equal to 4.00% of gross sales, excluding returns, chargebacks, and other such allowances.

●	On December 1, 2021, we entered into a manufacturing and distributorship license agreement with Smiles for us to distribute Smiles products and for payments to Smiles for its product designs and distribution rights. We pay to Smiles from time to time royalty payments equal to 4.00% of gross sales, excluding returns, chargebacks, and other such allowances.

●	On December 1, 2021, we entered into a manufacturing and distributorship license agreement with Divatrim for us to distribute Divatrim products and for payments to Smiles for its product designs and distribution rights. We pay to Divatrim from time to time royalty payments equal to 4.00% of gross sales, excluding returns, chargebacks, and other such allowances.

●	On December 1, 2021, we entered into a manufacturing and distributorship license agreement with Amarose for us to distribute Amarose products and for payments to Smiles for its product designs and distribution rights. We pay to Amarose from time to time royalty payments equal to 4.00% of gross sales, excluding returns, chargebacks, and other such allowances.

We started paying all earned royalties to LPI, Smiles, Divatrim, and Amarose beginning on June 15, 2022. As of December 31, 2022, the royalty payable is in the amount of $1,114,403.

Note Payables to Shareholder

On December 6, 2021, we executed loan documents for securing a loan of $50,000 from our CEO, Director, and majority shareholder, Jaspreet Mathur. As of December 31, 2022 and December 31, 2021, the balance due on the loan is $50,000 and $50,000, respectively. Pursuant to that certain Loan Authorization and Agreement, Limitless X borrowed an aggregate principal amount of $50,000, with proceeds used for working capital purposes. Beginning on June 1, 2022, the loan requires a payment of $4,303 per month which includes principal and interest with an interest rate of 6%. The total balance of principal and interest of $51,640 is due on May 1, 2023.

On February 11, 2022, we executed loan documents for securing a loan of $150,000 from our CEO, Director, and majority shareholder, Jaspreet Mathur. As of December 31, 2022, the balance due on the loan is $150,000. Pursuant to that certain Loan Authorization and Agreement, we borrowed an aggregate principal amount of $150,000, with proceeds used for working capital purposes. Beginning on June 1, 2022, the loan requires a payment of $12,910 per month which includes principal and interest with an interest rate of 6%. The total balance of principal and interest of $154,920 is due on May 1, 2023.

On May 8, 2022, we executed loan documents for securing a loan of $550,000 from our CEO, Director, and majority shareholder Jaspreet Mathur. As of December 31, 2022, the balance due on the loan is $550,000. Pursuant to that certain Loan Authorization and Agreement, we borrowed an aggregate principal amount of $550,000, with proceeds used for working capital purposes. Beginning on June 1, 2022, the loan requires a payment of $47,337 per month which includes principal and interest with an interest rate of 6%. The total balance of principal and interest of $568,038 is due on May 1, 2023.

On May 16, 2022, we executed loan documents for securing a loan of $1,100,000 from our CEO, Director, and majority shareholder, Jaspreet Mathur. As of December 31, 2022, the balance due on the loan is $1,100,000. Pursuant to that certain Loan Authorization and Agreement, we borrowed an aggregate principal amount of $1,100,000, with proceeds used for working capital purposes. Interest began accruing at the rate of 8.5% on June 17, 2022.

On May 18, 2022, we executed loan documents for securing a loan of $450,000 from our CEO, Director, and majority shareholder, Jaspreet Mathur. As of December 31, 2022, the balance due on the loan is $450,000. Pursuant to that certain Loan Authorization and Agreement, we borrowed an aggregate principal amount of $450,000, with proceeds used for working capital purposes. Interest began accruing at the rate of 8.5% on June 19, 2022.

On June 1, 2022, we executed loan documents for securing a loan of $500,000 from our CEO, Director, and majority shareholder, Jaspreet Mathur. As of December 31, 2022, the balance is $500,000. Pursuant to that certain Loan Authorization and Agreement, we borrowed an aggregate principal amount of $500,000, with proceeds to be used for working capital purposes. Beginning on August 1, 2022, the loan requires a payment of $43,494 per month which includes principal and interest with an interest rate of 8%. The total balance of principal and interest of $521,931 is due on July 1, 2023.

On June 30, 2022, we executed loan documents for securing a loan of $922,028 from our CEO, Director, and majority shareholder, Jaspreet Mathur. As of December 31, 2022, the balance due on the loan is $922,028. Pursuant to that certain Loan Authorization and Agreement, we borrowed an aggregate principal amount of $922,028, with proceeds used for working capital purposes. Beginning on August 1, 2022, the loan requires a payment of $80,206 per month which includes principal and interest with an interest rate of 8%. The total balance of principal and interest of $962,469 is due on August 1, 2023.

On August 25, 2022, we executed loan documents for securing a loan of $290,000 from our CEO, Director, and majority shareholder, Jaspreet Mathur. As of December 31, 2022, the balance due on the loan is $290,000. Pursuant to that certain Loan Authorization and Agreement, we borrowed an aggregate principal amount of $290,000 used for working capital purposes and with an interest rate of 10% due on demand.

On November 15, 2022, we executed loan documents for securing a loan of $450,000 from our CEO, Director, and majority shareholder, Jaspreet Mathur. As of December 31, 2022, the balance due on the loan is $450,000. Pursuant to that certain Loan Authorization and Agreement, we borrowed an aggregate principal amount of $450,000 used for working capital purposes and with an interest rate of 10% due on demand.

Note Payables to Related Party

On April 1, 2022, we executed loan documents for securing a loan of $237,610 from Emblaze One, a company owned by our CEO, Director, and majority shareholder, Jaspreet Mathur. As of December 31, 2022, the balance due on the loan is $237,610. Pursuant to that certain Loan Authorization and Agreement, we borrowed an aggregate principal amount of $237,610, with proceeds used for working capital purposes. Beginning on September 1, 2022, the loan requires a payment of $20,669 per month which includes principal and interest with an interest rate of 8%. The total balance of principal and interest of $248,032 is due on August 1, 2023.

On December 31, 2022, we executed loan documents for securing a loan of $929,401 from Emblaze One, a company owned by our CEO, Director, and majority shareholder, Jaspreet Mathur. As of December 31, 2022, the balance due on the loan is $929,401. Pursuant to that certain Loan Authorization and Agreement, we borrowed an aggregate principal amount of $929,401 with an interest rate of 8% due on December 1, 2023, with proceeds used for working capital purposes.

Policies and Procedures for Transactions with Related Persons

All future related party transactions will be voted upon by the disinterested board of directors. The audit committee of the board of directors is responsible for evaluating each related party transaction and making a recommendation to the disinterested members of the board of directors as to whether the transaction at issue is fair, reasonable and within our policy and whether it should be ratified and approved. If there is no Audit Committee at such time, then the evaluation will also be done by the disinterested board of directors. The board of directors or the audit committee, as applicable, in making its recommendation, will consider various factors, including the benefit of the transaction to us, the terms of the transaction and whether they are at arm’s-length and in the ordinary course of our business, the direct or indirect nature of the related person’s interest in the transaction, the size and expected term of the transaction and other facts and circumstances that bear on the materiality of the related party transaction under applicable law and listing standards. The board of directors or the audit committee will review, at least annually, a summary of our transactions with our directors and officers and with firms that employ our directors, as well as any other related person transactions.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

BF Borgers CPA PC, an independent registered public accounting firm, audited the financial statements and performed quarterly reviews for 2022.

We incurred approximately $71,000 in audit fees to our principal independent accountants for professional services rendered in connection with the audit of financial statements for the fiscal year ended December 31, 2022. We incurred approximately $60,000 in audit fees to our principal independent accountants for professional services rendered in connection with the audit of financial statements for the year ended December 31, 2021.

Audit fees consists of fees billed for professional services rendered for the audit of our consolidated financial statements, the review of interim consolidated financial statements included in quarterly reports, services that are normally provided in connection with statutory and regulatory filings or engagements and attest services, except those not required by statute or regulation.

During the fiscal years ended December 31, 2022 and 2021, we did not incur any other fees for professional services rendered by our principal independent accountants for all other non-audit services which may include, but not limited to, tax related services, actuarial services or valuation services.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

The following documents are filed as part of this Annual Report on Form 10-K:

a)	Financial Statements:

Our financial statements and the Report of Independent Registered Public Accounting Firm are included herein on page F-1.

b)	Financial Statement Schedules:

The financial statement schedules are omitted as they are either not applicable or the information required is presented in the financial statements and notes thereto on page F-1.

c)	Exhibits:

Exhibit Number	Description	Form	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation filed October 31, 2022	8-K	3.1	11/01/2022
3.2	Amended and Restated Bylaws	8-K	3.1	02/02/2023
3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation filed December 19, 2022	8-K	3.1	12/21/2022
4.1	2020 Stock Option and Award Plan	S-1	4.1	07/02/2020
4.2	2022 Restricted Stock Plan				X
4.3	2022 Stock Option Plan				X
4.4	Class A Super Majority Convertible Preferred Shares Designation filed February 5, 2020	S-1	4.3	07/02/2020
4.5	Amended Certificate of Designation of Class A Preferred Convertible Stock	8-K	3.1	05/26/2022
4.6	Description of Capital Stock				X
10.1	Manufacturing & Distributorship License Agreement between Limitless X Inc. and Divatrim Inc., dated December 1, 2021	8-K	10.3	05/26/2022
10.2	Manufacturing & Distributorship License Agreement between Limitless X Inc. and Smilz Inc., dated December 1, 2021	8-K	10.4	05/26/2022
10.3	Manufacturing & Distributorship License Agreement between Limitless X Inc. and Limitless Performance Inc., dated December 1, 2021	8-K	10.5	05/26/2022
10.4	Manufacturing & Distributorship License Agreement between Limitless X Inc. and Amarose Inc., dated December 1, 2021	8-K	10.6	05/26/2022
10.5	Promissory Note between Limitless X, Inc. and Jaspreet Mathur, dated December 6, 2021	8-K	10.7	05/26/2022

10.6	Promissory Note between Limitless X, Inc. and Jaspreet Mathur, dated February 11, 2022	8-K	10.8	05/26/2022
10.7	Promissory Note between Limitless X, Inc. and Jaspreet Mathur, dated May 8, 2022	8-K	10.9	05/26/2022
10.8	Share Exchange Agreement among Bio Lab Naturals, Inc., Limitless X, Inc., and Certain Shareholders, dated May 11, 2022	8-K	2.1	05/26/2022
10.9	Promissory Note between Limitless X, Inc. and Jaspreet Mathur, dated May 16, 2022	8-K	10.10	05/26/2022
10.10	Promissory Note between Limitless X, Inc. and Jaspreet Mathur, dated May 18, 2022	8-K	10.11	05/26/2022
10.11	Amendment to Share Exchange Agreement, dated August 2, 2022	8-K	10.1	08/05/2022
21.1	List of Subsidiaries				X
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a–14(a) or 15d-14(a) of the Securities Exchange Act of 1934				X
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934				X
32.1	Certification of Chief Executive Officer under Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.2	Certification of Chief Financial Officer under Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained within Exhibit 101)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIMITLESS X HOLDINGS, INC.

By:
Jaspreet Mathur
Chief Executive Officer and Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

	Chief Executive Officer and Chairman of the Board of Director	April 17, 2023
Jaspreet Mathur	(Principal Executive Officer)

	Chief Financial Officer	April 17, 2023
Benjamin Chung	(Principal Financial Officer and Principal Accounting Officer)

LIMITLESS X HOLDINGS, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

of Limitless X Holdings, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Limitless X Holdings, Inc. (the “Company”) as of December 31, 2022 and 2021, the related statements of operations, stockholders’ equity, and cash flows, and the related notes and schedules (referred to as the “financial statements”) for the year ended December 31, 2022 and for the period from September 27, 2021 (date of formation) through December 31, 2021. In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the year ended December 31, 2022 and for the period from September 27, 2021 (date of formation) through December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ BF Borgers CPA PC

We have served as the Company’s auditor since 2022.

Lakewood, CO

April 17, 2023

LIMITLESS X HOLDINGS INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2022	December 31, 2021

ASSETS

Current Assets:
Cash	$5,843,323	$78,856
Accounts receivables, net of allowance for doubtful accounts of $0 and $0, respectively	895,713	322,499
Holdback receivables, net of allowance for doubtful accounts of $1,300,855 and $0, respectively	1,043,991	162,226
Inventories, net	3,855,946	1,875,146
Total current assets	11,638,973	2,438,727

Non-Current Assets:
Operating lease right-of-use asset, net	91,032	224,202
Equipment, net	32,256	-
Other assets	78,965	10,985
Total non-current assets	202,253	235,187

Total assets	$11,841,226	$2,673,914

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$2,419,051	$215,176
Current portion of operating lease liabilities	92,195	132,200
Royalty payable	1,114,403	-
Refunds payable	213,930	207,599
Chargebacks payable	118,288	100,350
Income tax payable	17,056	22,906
Note payable	35,000	-
Convertible note payables	9,175,000	-
Current portion of loan payables to shareholder	4,462,028	28,802
Note payables to related parties	1,247,011	-

Total current liabilities	18,893,962	707,033
Loan payables to shareholder, less current portion	-	21,198
Operating lease liabilities, less current portion	-	92,195
Total liabilities	18,893,962	820,426

Commitments and contingencies

Stockholders’ Equity
Preferred Stock - $0.0001 par value; 30,000,000 authorized shares; 500,000 shares issued and outstanding and at December 31, 2022 and December 31, 2021	50	50
Common Stock- $0.0001 par value; 300,000,000 authorized shares; 3,929,834 shares issued and outstanding and 3,496,150 shares issued and outstanding and 397,000 shares issuable at December 31, 2022 and December 31, 2021, respectively	394	390
Additional paid-in-capital	2,966,162	1,848,384
Retained earnings	(10,019,342)	4,664
Total stockholders’ equity	(7,052,736)	1,853,488

Total liabilities and stockholders’ equity	$11,841,226	$2,673,914

The accompanying notes are an integral part of these consolidated financial statements.

LIMITLESS X HOLDINGS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

		For the period from
		September 27, 2021
	For the	(Date of formation)
	year ended	through
	December 31, 2022	December 31, 2021

Revenue
Product sales	$40,364,955	$302,371
Service revenue	18,308,341	-
Rentals	15,000	-
Total revenue	58,688,296	302,371

Cost of sales
Cost of sales	6,942,680	3,258
Cost of sales - other	358	-
Total cost of sales	6,943,038	3,258

Gross profit	51,745,258	299,113

Operating expenses:
General and administrative	1,938,640	12,054
Advertising and marketing	47,164,700	194,679
Stock compensation for services	1,117,782	-
Transaction fees	3,201,599	1,416
Merchant fees	2,459,670	20,092
Royalty fees	1,114,403	-
Professional fees	1,647,787	14,000
Payroll and payroll taxes	1,306,565	17,794
Rent	205,497	11,508
Bad debt expense	1,300,855	-
Consulting fees, related party	43,500	-
Total operating expenses	61,500,998	271,543

Income (loss) from operations	(9,755,740)	27,570

Other income (expense)
Interest expense	(348,017)	-
Other income	57,756	-
Gain on disposal of assets	28,397	-
Total other income (expense), net	(261,864)	-

Income (loss) before income taxes	(10,017,604)	27,570

Income tax provision	6,402	22,906

Net income (loss)	$(10,024,006)	$4,664

Net income (loss) per common share - basic and diluted	$(2.71)	$0.00

Weighted average number of common shares	3,692,740	1,986,073

The accompanying notes are an integral part of these consolidated financial statements.

LIMITLESS X HOLDINGS INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

					Common Stock		Additional		Total
	Preferred Stock		Common Stock		Issuable		Paid-In	Retained	Stockholder’s
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Equity

Balance at December 31, 2021	500,000	$50	3,496,150	$350	397,000	$40	$1,848,384	$4,664	$1,853,488

Issuance of common stock	-	-	97,000	10	(97,000)	(10)	-	-	-

Issuance of common stock issuable	-	-	300,000	30	(300,000)	(30)	-	-	-

Issuance of common stock for services	-	-	36,684	4	-	-	1,117,778	-	1,117,782

Net loss	-	-	-	-	-	-	-	(10,024,006)	(10,024,006)

Balance at December 31, 2022	500,000	$50	3,929,834	$394	-	$-	$2,966,162	$(10,019,342)	$(7,052,736)

					Common Stock		Additional		Total
	Preferred Stock		Common Stock		Issuable		Paid-In	Retained	Stockholder’s
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Equity

Balance at September 27, 2021 (Date of formation)	500,000	$50	3,496,150	$350	397,000	$40	$(440)	$-	$-

Contributions	-	-	-	-	-	-	1,848,824	-	1,848,824

Net income	-	-	-	-	-	-	-	4,664	4,664

Balance at December 31, 2021	500,000	$50	3,496,150	$350	397,000	$40	$1,848,384	$4,664	$1,853,488

The accompanying notes are an integral part of these consolidated financial statements.

LIMITLESS X HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

		For the period from
		September 27, 2021
	For the	(Date of formation)
	year ended	through
	December 31, 2022	December 31, 2021

Cash flows from operating activities:
Net income (loss)	$(10,024,006)	$4,664

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	5,686	-
Common stock issued for professional fees	1,117,782	-
Changes in assets and liabilities:
Accounts receivables, net	(573,214)	(322,499)
Holdback receivables	(881,765)	(162,226)
Inventories, net	(1,980,800)	(1,875,146)
Other assets	(67,980)	(10,985)
Accounts payable and accrued expenses	2,138,506	215,369
Refunds payable	6,331	207,599
Royalty payable	1,114,403	-
Chargebacks payable	17,938	100,350
Income tax payable	(5,850)	22,906
Net cash used in operating activities	(9,132,969)	(1,819,968)

Cash flows from investing activities:
Proceeds from disposition of asset	28,397	-
Net cash provided by financing activities	28,397	-

Cash flows from financing activities:
Proceeds from borrowings from related parties	1,247,011	-
Proceeds from borrowings from shareholder	4,412,028	50,000
Proceeds from borrowing	9,210,000	-
Shareholders’ contributions	-	1,848,824
Net cash provided by financing activities	14,869,039	1,898,824

Net increase in cash	5,764,467	78,856

Cash – beginning of period	78,856	-

Cash – end of period	$5,843,323	$78,856

Supplemental disclosures of cash flow information
Cash paid during the periods for:
Interest	$1,125	$-
Income taxes	$5,850	$-

The accompanying notes are an integral part of these consolidated financial statements.

LIMITLESS X HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Organization and History

On May 13, 2022, Bio Lab entered into a Share Exchange Agreement (the “Share Exchange Agreement”) with Limitless X, Inc., a Nevada corporation (“LimitlessX”), and its 11 shareholders (the “LimitlessX Acquisition”) on May 11, 2022 (the “Merger”). The parties completed and closed the LimitlessX Acquisition on May 20, 2022 by issuing an aggregate of 3,233,334 shares of common stock of Bio Lab to the LimitlessX shareholders (the “Acquisition Closing”). According to the terms of the Share Exchange Agreement, Bio Lab then issued an additional 300,000 shares of common stock to the LimitlessX shareholders pro rata to their interests in approximately six months from the Acquisition Closing as part of the Limitless Acquisition. Concurrently with the LimitlessX Acquisition, Jaspreet Mathur, the founder and principal shareholder of LimitlessX, also purchased from Helion Holdings LLC, 500,000 shares of Bio Lab’s Class A Preferred Convertible Stock, which at all times have a number of votes equal to 60% of all of the issued and outstanding shares of common stock of Bio Lab.

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

Limitless is a lifestyle brand, focused in the health and wellness industry. Limitless provides nutritional supplements, wellness studies, interactive training videos, and marketing products. The mission of Limitless is to provide businesses within its industry a turnkey solution to sell products both online and in retail stores. Limitless also provides its own products and wellness videos suitable for a wide range of ages and fitness. Limitless teams includes sales, marketing, user interface design (UI), user experience design (UX), fulfillment, customer support, labeling, product manufacturing, consulting, retailing, and payment processing, among others.

Limitless currently offer products online only, but anticipates expanding to the brick-and-motor retail  stores and wholesale marketplace in the future. Limitless has manufacturing and distribution licensing agreements to market, manufacture, sell, and distribute the branded products on behalf of its clients. Limitless orders products from third party partner manufacturers, that make the products according to the Company’s custom formulations, and brand them using the Limitless licensed trademarks. Products are then marketed and sold DTC online. Orders are fulfilled and shipped directly from the Company’s licensors. The Company plans to offers global marketing services across all areas of the sales process, including market research, brand and product development, and digital advertising operating as an integrated marketing agency.

The Company operate in the following products and services: (i) health products and (ii) digital marketing services. The health products includes the sales of health products three primary verticals: Health & Wellness, Beauty & Skincare, and the Vapor industry. The digital marketing includes digital marketing, digital and print design, social media marketing and direct-to-consumer marketing.

Note 2 – Summary of Significant Accounting Policies

Principles of Consolidation and Reporting

The accompanying consolidated financial statements include the accounts of Limitless X Holdings Inc. (a holding company) and its wholly owned operating subsidiaries: Limitless X, Inc., Vybe Lab Inc , and Prime Time Live, Inc. (collectively, the “Company”). All intercompany balances have been eliminated during consolidation.

Use of Estimates in the Preparation of Consolidated Financial Statements

The preparation of consolidated financial statements in conformity with generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Estimates also affect the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

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

Accounts Receivable, net

Accounts receivable, net consists primarily of trade receivables, net of allowances for doubtful accounts. The Company sells its products and services for cash or on credit terms, which are established in accordance with local and industry practices and typically require payment within 30 days of delivery. The Company estimates its allowance for doubtful accounts and the related expected credit loss based upon the Company’s historical credit loss experience, adjusted for asset-specific risk characteristics, current economic conditions, and reasonable forecasts. Accounts receivables are written off when determined to be uncollectible. The Company did not require and did not have an allowance for doubtful accounts.

Holdback Receivables

Limitless primarily sells its products online using various third party sales affiliates. These affiliates (online marketing campaign companies) are paid certain commission based on their ability to provide the Company’s products through online sales. All payments are processed through various gateways and are settled through the Company’s payment gateway settler. The Company payment gateway settler is not responsible for settlements that are not paid to processing bank failure. The Company holds responsibility for all the risk in all transactions and processing systems. The payment gateway settler charges a reserve fee to mitigate the risk on their end for any loss of funds or damages.

Distributions of the holdback receivables from the third-party payment gateway settler are based on several criteria, such as return and chargeback history, associated risk for the specific business vertical, average transaction amount, and so on. In order to mitigate processing risks, there are policies regarding reserve requirements and payment in arrears in place.

The total holdback receivables balance reflects the 0-10% reserve on gross sales and additional reserves by the third-party processor for additional returns and chargebacks if needed. Based on aging of the holdback receivables, the Company has determined that an allowance for doubtful accounts of $1,300,855 or 55% of holdback receivables should be deemed uncollectible recorded as bad debt expense. Thus, the adjusted holdback receivables balance was $1,043,991 as of December 31, 2022.

Inventories

Inventories are valued at the lower of cost or net realizable value on a first-in, first-out basis, adjusted for the value of inventory that is determined to be excess, obsolete, expired, or unsaleable. Inventories primarily consisted of finished goods.

Advertising and Marketing

Advertising and marketing costs are charged to expense as incurred. Advertising and marketing costs were approximately $47,164,700 and $194,679 for the year ended December 31, 2022 and for the period from September 27, 2021 through December 31, 2021, respectively, and are included in operating expenses in the accompanying statement of income.

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

	December 31, 2022	December 31, 2021

Machinery and equipment	$37,463	$-
Total	37,463	-

Less: accumulated depreciation	(5,207)	-

Total equipment, net	$32,256	$-

Depreciation expense for the year ended December 31, 2022 was $5,686.

During the year ended December 31, 2022, the Company reported a gain of $28,397 on the disposal of assets.

Revenue Recognition

Product Sales

The Company recognizes revenue when performance obligations under the terms of a contract with its customer are satisfied. The Company has determined that fulfilling and delivering products is a single performance obligation. Revenue is recognized at the point in time when the Company has satisfied its performance obligation and the customer has obtained control of the products or when the service is fully .. This generally occurs when the product is delivered to or picked up by the customer based on applicable shipping terms, which is typically within 15 days. Revenue is measured as the amount of consideration expected to be received in exchange for fulfilled product orders,

While customers generally have a right to return defective or non-conforming products, past experience has demonstrated that product returns have been immaterial. Customer remedies for defective or non-conforming products may include a refund or exchange. As a result, the right of return is estimated and recorded as a reduction in revenue at the time of sale, if necessary.

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

Service Revenue

Service revenue consists of digital marketing revenue.

Revenue related to digital marketing is recognized over time as services are provided to the customer. We sell digital marketing, digital and print design, social media marketing and direct-to-consumer marketing and thus use standalone selling prices as the basis for revenue. Payment for digital marketing services are typically received at the point when control transfers to the customer or in accordance with payment terms customary to the business. There was no deferred revenue related to services revenue as of December 31, 2022 and 2021.

Cost of Sales

Cost of goods sold includes the cost of inventory sold during the period, as well as, commission fees, returns, chargebacks, distribution, and, shipping and handling costs. The amount shown is net of various rebates from third-party vendors in the form of payments.

Refunds Payable

If customers are not satisfied for any reason, they may request a full refund, processed to the original form of payment, within 30 days from the order date. If the order has already been shipped, the Company charges a 20% restocking fee. The Company’s estimate of the reserve is based upon the Company’s most historical experience of actual customer returns. Additionally, the Company considers other factors in estimating the reserve, such as hiring a new internal team with more resources for the refund process. For the year ended December 31, 2022, the average rate of return is 17%. For the year ended December 31, 2022, the Company determined the refund reserve to be $213,930 by using the last two weeks of sales of the period of $1,292,475 with the average rate of return of 17% for the year ended December 31, 2022.

As of December 31, 2022 and December 31, 2021, refunds payable were $213,930 and $207,599, respectively.

Chargebacks Payable

Once customers successfully dispute chargebacks with the payment processor, the Company returns such funds to the payment processor to return to the customer. For the year ended December 31, 2022, the average rate of return was 9%. For the year ended December 31, 2022, the Company determined the chargeback reserve to be $118,288 by using the last two weeks of sales of the period of $1,292,475 with the average rate of chargebacks of 8% for the year ended December 31, 2022.

As of December 31, 2022 and December 31, 2021, chargebacks payable were $118,288 and $100,350, respectively.

Other Comprehensive Loss

The Company has no material components of other comprehensive loss and accordingly, net loss is equal to comprehensive loss for the period.

Debt

Convertible debt – derivative treatment – When the Company issues debt with a conversion feature, we must first assess whether the conversion feature meets the requirements to be treated as a derivative, as follows: a) one or more underlying, typically the price of our common stock; b) one or more notional amounts or payment provisions or both, generally the number of shares upon conversion; c) no initial net investment, which typically excludes the amount borrowed; and d) net settlement provisions, which in the case of convertible debt generally means the stock received upon conversion can be readily sold for cash. An embedded equity-linked component that meets the definition of a derivative does not have to be separated from the host instrument if the component qualifies for the scope exception for certain contracts involving an issuer’s own equity. The scope exception applies if the contract is both a) indexed to its own stock; and b) classified in shareholders’ equity in its statement of financial position.

If the conversion feature within convertible debt meets the requirements to be treated as a derivative, we estimate the fair value of the convertible debt derivative using the Black Scholes method upon the date of issuance. If the fair value of the convertible debt derivative is higher than the face value of the convertible debt, the excess is immediately recognized as interest expense. Otherwise, the fair value of the convertible debt derivative is recorded as a liability with an offsetting amount recorded as a debt discount, which offsets the carrying amount of the debt. The convertible debt derivative is revalued at the end of each reporting period and any change in fair value is recorded as a gain or loss in the Consolidated Statement of Operations. The debt discount is amortized through interest expense over the life of the debt.

If the conversion feature does not qualify for either the derivative treatment, the convertible debt is treated as traditional debt.

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

Earnings (Loss) per Share

The Company calculates earnings per share in accordance with Financial Accounting Standards Board (“FASB”) ASC 260, Earnings Per Share, which requires a dual presentation of basic and diluted earnings per share. Basic earnings per share are computed using the weighted average number of shares outstanding during the fiscal year. 36,700,00 convertible common stock during the year ended December 31, 2022 were not included in the computation of diluted Earnings Per Share for the same period as the inclusion would have been antidilutive, given the Company’s net loss.

The Company did not have any dilutive common shares for the period from September 27, 2021 through December 31, 2021.

Equity Based Payments

The Company accounts for equity-based payment accruals under authoritative guidance as set forth in the Topics of the ASC. The guidance requires all equity-based payments to employees and non-employees, including grants of employee and non-employee stock options and warrants, to be recognized in the consolidated financial statements based at their fair values. The Company applies the provisions of ASC 718, “Compensation - Stock Compensation,” using a modified prospective application, and the Black-Scholes model to value stock options. Under this application, the Company records compensation expense for all awards granted. Compensation costs will be recognized over the period that an employee provides service in exchange for the award. During the year ended December 31, 2022, the Company granted no options under the 2020 Stock Incentive Plan and 2022 Stock Option Plan.

General Concentrations of Risk

Financial instruments that potentially subject the Company to concentrations of credit risk are accounts receivable and other receivables arising from its normal business activities. The Company has a diversified customer base. The Company controls credit risk related to accounts receivable through credit approvals, credit limits, and monitoring procedures. The Company routinely assesses the financial strength of its customers and, based upon factors surrounding the credit risk, establishes an allowance, if required, for uncollectible accounts and, as a consequence, believes that its accounts receivable related credit risk exposure beyond such allowance is limited.

The Company purchases merchandise from 6 suppliers, and the Company’s 3 largest suppliers accounted for 95% of total purchases in fiscal 2022. A significant portion of the Company’s inventory is manufactured abroad in Asia. Foreign imports subject the Company to the risks of changes in, or the imposition of new, import tariffs, duties or quotas, new restrictions on imports, loss of “most favored nation” status with the United States for a particular foreign country, antidumping or countervailing duty orders, retaliatory actions in response to illegal trade practices, work stoppages, delays in shipment, freight expense increases, product cost increases due to foreign currency fluctuations or revaluations, public health issues that could lead to temporary closures of facilities or shipping ports, such as the recent outbreak of COVID-19, and other economic uncertainties. If a disruption of trade were to occur from the countries in which the suppliers of the Company’s vendors are located, the Company may be unable to obtain sufficient quantities of products to satisfy its requirements, or the cost of obtaining products may increase.

A substantial amount of the Company’s inventory is manufactured abroad. From time to time, shipping ports experience capacity constraints (such as delays associated with COVID-19), labor strikes, work stoppages or other disruptions that may delay the delivery of imported products. A contract dispute may lead to protracted delays in the movement of the Company’s products, which could further delay the delivery of products to the Company’s stores and impact net sales and profitability. In addition, other conditions outside of the Company’s control, such as adverse weather conditions or acts of terrorism or war, such as the current conflict in Ukraine, could significantly disrupt operations at shipping ports or otherwise impact transportation of the imported merchandise we sell, either through supply chain disruptions, or rising freight and fuel costs.

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

The carrying value of financial assets and liabilities recorded at fair value is measured on a recurring or nonrecurring basis. Financial assets and liabilities measured on a non-recurring basis are those that are adjusted to fair value when a significant event occurs. There were no financial assets or liabilities carried and measured on a nonrecurring basis during the reporting periods. Financial assets and liabilities measured on a recurring basis are those that are adjusted to fair value each time a financial statement is prepared. There have been no transfers between levels.

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

In accordance with ASC 842, the components of lease expense were as follows:

		For the period from
		September 27, 2021
	For the	(Date of formation)
	year ended	through
	December 31, 2022	December 31, 2021
Operating lease expense	$138,108	$11,509
Total lease expense	$138,108	$11,509

In accordance with ASC 842, other information related to leases was as follows:

		For the period from
		September 27, 2021
	For the	(Date of formation)
	year ended	through
	December 31, 2022	December 31, 2021
Operating cash flows from operating leases	$137,138	$11,315
Cash paid for amounts included in the measurement of lease liabilities	$137,138	$11,315

Weighted-average remaining lease term—operating leases	0.7 Years
Weighted-average discount rate—operating leases	3%

In accordance with ASC 842, maturities of operating lease liabilities as of December 31, 2022 were as follows:

Operating
Year ending:	Lease
2023	$93,236
2024	-
2025	-
2026	-
2027	-
Total undiscounted cash flows	$93,236

Reconciliation of lease liabilities:
Weighted-average remaining lease terms	0.7 Years
Weighted-average discount rate	3%
Present values	$92,195

Lease liabilities—current	92,195
Lease liabilities—long-term	-
Lease liabilities—total	$92,195

Difference between undiscounted and discounted cash flows	$1,041

Contingencies

From time to time, the Company may be involved in certain legal actions and claims arising in the normal course of business. Management is of the opinion that any such matters will be resolved without material effect on the Company’s financial condition or results of operations.

Note 5 – Debt

Note payable

March 1, 2021 – $35,000

On March 1, 2021, an individual loaned the predecessor company $35,000 in exchange for an unsecured promissory note that included interest at the rate of 10% per annum on the unpaid principal balance with all unpaid principal and interest due on or before March 1, 2022. The maturity date was extended to December 31, 2022. Interest is due and payable on the first day of each month. At December 31, 2022, Prime Time Live, Inc. owes $35,000 in principal and accrued interest of $1,095 for the year ended December 31, 2022.

Convertible note payables

	December 31,	December 31,
	2022	2021

August 3, 2022 ($5,000,000)	$5,000,000	$-
August 3, 2022 ($1,000,000)	1,000,000	-
August 22, 2022 ($500,000)	500,000	-
September 22, 2022 ($250,000)	250,000	-
September 25, 2022 ($600,000)	600,000	-
September 25, 2022 ($600,000)	600,000	-
September 29, 2022 ($50,000)	50,000	-
September 29, 2022 ($500,000)	500,000	-
October 10, 2022 ($500,000)	500,000	-
October 13, 2022 ($750,000)	75,000	-
October 13, 2022 ($50,000)	50,000	-
October 14, 2022 ($50,000)	50,000	-

Total convertible note payables (current)	$9,175,000	$-

From August 3, 2022 through November 28, 2022, the Company conducted a convertible note offering for a maximum offering of $15,000,000 and a minimum of $2,000,000 (the “Convertible Note Offering”).

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

The Company analyzed the conversion option in the notes for derivative accounting treatment under ASC Topic 815, “Derivatives and Hedging,” and determined that the instruments do not qualify for derivative accounting.

As of December 31, 2022, the Company has received $9,175,000   from 12 accredited investors pursuant to the Convertible Note Offering.

Note 6 – Stockholders’ Equity

Preferred Stock

Class A Convertible Stock

As of December 31, 2022, the Company has authorized 30,000,000 shares of preferred stock, At December 31, 2022 and December 31, 2021, there are a total of 500,000 shares of Class A Convertible shares of preferred stock (“Class A”) issued and outstanding. The Class A shares provide that when voting as a single class, the shares shall have the votes and the voting power at all times of at least 60% of the voting power of the Company. Further, the holders of the Class A shares at their discretion , can convert their one share of Class A into two shares of the Company’s common stock, subject to adjustment. In addition, the holder of the shares of Class A is entitled to a liquidation preference of the Company senior to all other securities of the Company.

Common Stock

As of December 31, 2022 the Company has authorized shares of common stock par value $0.0001 per share. At December 31, 2022 and December 31, 2021, there was a total of 3,929,834 shares issued and outstanding and 3,496,150 shares issued and outstanding and 397,000 shares issuable, respectively.

Common Stock Issued for Services

On May 10, 2022 and June 10, 2022, the Company issued 36,000 and 684 shares of common stock, respectively, for services provided to the Company. These shares were valued at fair value at the time of issuance.

Common Stock and Recapitalization

As a result of the LimitlessX Acquisition and LimitlessX being the acquirer, the Company retrospectively restated its common stock as if the transaction occurred beginning of the period. The following is the reconciliation of retrospectively restated common stock:

	December 31, 2021
	Issued	Issuable	Total

Common stock – Limitless X Inc. – as original	1,616,667	50,000	1,666,667
Common stock split (1 to 1.94) – Limitless X Inc.	1,519,366	47,000	1,566,366
Common stock issuable (additional stock split) – Limitless X Inc.	-	300,000	300,000
Common stock (Bio Lab) – prior to reverse merger	360,117	-	360,117

Total as of December 31, 2021 – as retrospectively restated	3,496,150	397,000	3,893,150

Note 7 – Equity Based Payments

Stock Incentive Plans

Effective January 15, 2020, the Company adopted its 2020 Stock Option and Award Plan (the “2020 Stock Incentive Plan”). Under the 2020 Stock Incentive Plan, the Board of Directors may grant options or purchase rights to purchase common stock to officers, employees, and other persons who provide services to the Company or any related company. The participants to whom awards are granted, the type of awards granted, the number of shares covered for each award, and the purchase price, conditions and other terms of each award are determined by the Board of Directors, except that the term of the options shall not exceed ten years. A total of 2,222 shares of the Company’s common stock is reserved for the 2020 Stock Incentive Plan. The shares issued for the 2020 Stock Incentive Plan may be either treasury or authorized and unissued shares. During the year ended December 31, 2022 and the period from September 27, 2021 through December 31, 2021, the Company granted no options under the 2020 Stock Incentive Plan.

Effective August 9, 2022, the Company adopted its 2022 Incentive and Nonstatutory Stock Option Plan (the “2022 Stock Option Plan”). Under the 2022 Stock Option Plan, the Board of Directors may grant options to purchase common stock to officers, employees, and other persons who provide services to the Company. A total of 833,333 shares   of the Company’s common stock is reserved for the 2022 Stock Option Plan. During the year ended December 31, 2022, the Company granted no options under the 2022 Stock Option Plan.

Effective August 9, 2022, we adopted our 2022 Restricted Stock Plan (the “2022 Restricted Stock Plan”). Under the 2022 Restricted Stock Plan, the Board of Directors may grant restricted stock to officers, directors, and key employees. A total of 833,333 shares of common stock is reserved for the 2022 Stock Option Plan. During the year ended December 31, 2022, there have been no shares of common stock granted under the 2022 Restricted Stock Plan.

Stocks Issued for Services

On May 19, 2022, the Company issued 36,000 unregistered shares of common stock to several people who provided services to the Company. On June 10, 2022, the Company issued 684 unregistered shares of common stock to a person who provided services to the Company.

Note 8 – Related Party Transactions

Consulting Fees

During the year ended December 31, 2022, the Company incurred consulting fees in the amount of $32,500 to an officer and an officer of one of its affiliates.

Royalty Payables

Limitless Performance Inc. (“LPI”), SMILZ INC. (“Smiles”), DIVATRIM INC. (“Divatrim”), and AMAROSE INC. (“Amarose”) are all companies at least 50% owned by a shareholder of the Company.

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

The Company was required to start paying all earned royalties to LPI, Smiles, Divatrim, and Amarose beginning on June 15, 2022. As of December 31, 2022, the royalty payable is in the amount of $1,114,403.

Note payables to shareholder

	December 31,	December 31,
	2022	2021

December 6, 2021 ($50,000)	$50,000	$50,000
February 11, 2022 ($150,000)	150,000	-
May 8, 2022 ($550,000)	550,000	-
May 16, 2022 ($1,100,000)	1,100,000	-
May 18, 2022 ($450,000)	450,000	-
June 1, 2022 ($500,000)	500,000	-
June 30, 2022 ($922,028)	922,028	-
August 25, 2022 ($290,000)	290,000	-
November 15, 2022 ($450,000)	450,000
Total loan payables to shareholder	4,462,028	50,000
Less - current portion	(4,462,028)	(28,802)

Total loan payables to shareholder (current)	$-	$21,198

December 6, 2021 – $50,000

On December 6, 2021, the Company executed the standard loan documents required for securing a loan of $50,000 from a shareholder. As of December 31, 2022 and December 31, 2021, the balance was $50,000 and $50,000, respectively.

Pursuant to that certain Loan Authorization and Agreement, the Company borrowed an aggregate principal amount of $50,000, with proceeds to be used for working capital purposes. Beginning on June 1, 2022, the loan requires a payment of $4,303 per month which includes principal and interest with an interest rate of 6%. The total balance of principal and interest of $51,640 is due on May 1, 2023.

February 11, 2022 – $150,000

On February 11, 2022, the Company executed standard loan documents required for securing a loan of $150,000 from a shareholder. As of December 31, 2022, the balance was $150,000.

Pursuant to that certain Loan Authorization and Agreement, the Company borrowed an aggregate principal amount of $150,000, with proceeds to be used for working capital purposes. Beginning on June 1, 2022, the loan requires a payment of $12,910 per month which includes principal and interest with an interest rate of 6%. The total balance of principal and interest of $154,920 is due on May 1, 2023.

May 8, 2022 – $550,000

On May 8, 2022, the Company executed standard loan documents required for securing a loan of $550,000 from a shareholder. As of December 31, 2022, the balance was $550,000.

Pursuant to that certain Loan Authorization and Agreement, the Company borrowed an aggregate principal amount of $550,000, with proceeds to be used for working capital purposes. Beginning on June 1, 2022, the loan requires a payment of $47,337 per month which includes principal and interest with an interest rate of 6%. The total balance of principal and interest of $568,038 is due on May 1, 2023.

May 16, 2022 – $1,100,000

On May 16, 2022, the Company executed standard loan documents required for securing a loan of $1,100,000 from a shareholder. As of December 31, 2022, the balance was $1,100,00.

Pursuant to that certain Loan Authorization and Agreement, the Company borrowed an aggregate principal amount of $1,100,000, with proceeds to be used for working capital purposes. Interest began accruing at the rate of 8.5% on June 17, 2022.

May 18, 2022 – $450,000

On May 18, 2022, the Company executed standard loan documents required for securing a loan of $450,000 from a shareholder. As of December 31, 2022, the balance was $450,000.

Pursuant to that certain Loan Authorization and Agreement, the Company borrowed an aggregate principal amount of $450,000, with proceeds to be used for working capital purposes. Interest began accruing at the rate of 8.5% on June 19, 2022.

June 1, 2022 – $500,000

On June 1, 2022, the Company executed standard loan documents required for securing a loan of $500,000 from a shareholder. As of December 31, 2022, the balance was $500,000.

Pursuant to that certain Loan Authorization and Agreement, the Company borrowed an aggregate principal amount of $500,000, with proceeds to be used for working capital purposes. Beginning on August 1, 2022, the loan requires a payment of $43,494 per month which includes principal and interest with an interest rate of 8%. The total balance of principal and interest of $521,931 is due on July 1, 2023.

June 30, 2022 – $922,028

On June 30, 2022, the Company executed standard loan documents required for securing a loan of $922,028 from a shareholder. As of December 31, 2022, the balance was $922,028.

Pursuant to that certain Loan Authorization and Agreement, the Company borrowed an aggregate principal amount of $922,028, with proceeds to be used for working capital purposes. Beginning on August 1, 2022, the loan requires a payment of $80,206 per month which includes principal and interest with an interest rate of 8%. The total balance of principal and interest of $962,469 is due on August 1, 2023.

August 25, 2022 – $290,000

On August 25, 2022, the Company executed standard loan documents required for securing a loan of $290,000 from a shareholder due on demand. As of December 31, 2022, the balance was $290,000.

Pursuant to that certain Loan Authorization and Agreement, the Company borrowed an aggregate principal amount of $290,000 to be used for working capital purposes and with an interest rate of 10%.

November 15, 2022 – $450,000

On November 15, 2022, the Company executed standard loan documents required for securing a loan of $450,000 from a shareholder due on demand. As of December 31, 2022, the balance was $450,000.

Pursuant to that certain Loan Authorization and Agreement, the Company borrowed an aggregate principal amount of $450,000 to be used for working capital purposes and with an interest rate of 10%.

Note payables to related parties

	December 31,	December 31,
	2022	2021

April 1, 2022 ($237,610)	$237,610	$-
May 10, 2022 ($12,500)	12,500	-
May 10, 2022 ($12,500)	12,500	-
May 10, 2022 ($20,000)	20,000	-
May 31, 2022 ($5,000)	5,000	-
May 31, 2022 ($15,000)	15,000	-
June 9, 2022 ($15,000)	15,000	-
December 31, 2022 ($929,401)	929,401

Total note payables to related parties (current)	$1,247,011	$-

April 1, 2022 – $237,610

On April 1, 2022, the Company executed standard loan documents required for securing a loan of $237,610 from Emblaze One, a company owned by a shareholder. As of December 31, 2022, the balance was $237,610.

Pursuant to that certain Loan Authorization and Agreement, the Company borrowed an aggregate principal amount of $237,610 to be used for working capital purposes. Beginning on September 1, 2022, the loan requires a payment of $20,669 per month which includes principal and interest with an interest rate of 8%. The total balance of principal and interest of $248,032 is due on August 1, 2023.

May 10, 2022 ($12,500)

On May 10, 2022, a related party of the predecessor company loaned the predecessor company $12,500 in exchange for a promissory note that included interest at the rate of 10% per annum on the unpaid principal balance with all unpaid principal and interest due on or before May 10, 2023. Interest began accruing at the rate of 10% on May 10, 2022.

May 10, 2022 ($12,500)

On May 10, 2022, a related party of the predecessor company loaned the predecessor company $12,500 in exchange for a promissory note that included interest at the rate of 10% per annum on the unpaid principal balance with all unpaid principal and interest due on or before May 10, 2023. Interest began accruing at the rate of 10% on May 10, 2022.

May 10, 2022 ($20,000)

On May 10, 2022, a related party of the predecessor company loaned the predecessor company $20,000 in exchange for a promissory note that included interest at the rate of 10% per annum on the unpaid principal balance with all unpaid principal and interest due on or before May 10, 2023. Interest began accruing at the rate of 10% on May 10, 2022.

May 31, 2022 ($5,000)

On May 31, 2022, a related party of the predecessor company loaned the predecessor company $5,000 in exchange for a promissory note that included interest at the rate of 10% per annum on the unpaid principal balance with all unpaid principal and interest due on or before May 31, 2023. Interest began accruing at the rate of 10% on May 31, 2022.

May 31, 2022 ($15,000)

On May 31, 2022, a related party of the predecessor company loaned the predecessor company $15,000 in exchange for a promissory note that included interest at the rate of 10% per annum on the unpaid principal balance with all unpaid principal and interest due on or before May 31, 2023. Interest will began accruing at the rate of 10% on May 31, 2022.

June 9, 2022 ($15,000)

On May 10, 2022, a related party of the predecessor company loaned the predecessor company $15,000 in exchange for a promissory note that included interest at the rate of 10% per annum on the unpaid principal balance with all unpaid principal and interest due on or before May 10, 2023. Interest began accruing at the rate of 10% on May 10, 2022.

December 31, 2022 – $929,401

On December 31, 2022, the Company executed standard loan documents required for securing a loan of $929,401 from Emblaze One, a company owned by a shareholder. As of December 31, 2022, the balance was $929,401.

Pursuant to that certain Loan Authorization and Agreement, the Company borrowed an aggregate principal amount of $929,401 with an interest rate of 8% to be used for working capital purposes due on December 1, 2023.

Note 9 – Subsequent Events

The Company evaluated all events or transactions that occurred after December 31, 2022. During this period, the Company did not have any material recognizable subsequent events required to be disclosed.

