Form 10-Q
period 2023-03-31
Limitless X Holdings Inc.
filed 2023-05-15
CIK 1803977

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to ___________

Commission file number: 000-56453

LIMITLESS X HOLDINGS INC.

(Exact name of registrant as specified in its charter)

Delaware	81-1034163
(State of Incorporation)	(IRS Employer ID Number)

9454 Wilshire Blvd., #300, Beverly Hills, CA 90212

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

As of May 15, 2023, there were 3,977,497 shares of the registrant’s common stock, $0.0001 par value, issued and outstanding.

LIMITLESS X HOLDINGS INC.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

LIMITLESS X HOLDINGS INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2023	December 31, 2022
	(unaudited)	(audited)
ASSETS

Current Assets:
Cash	$147,805	$5,843,323
Accounts receivables, net of allowance for doubtful accounts of $232,374 and $0, respectively	1,787,837	895,713
Holdback receivables, net of allowance for doubtful accounts of $0 and $1,300,855, respectively	1,638,376	1,043,991
Inventories, net	3,500,440	3,855,946
Total current assets	7,074,458	11,638,973

Non-Current Assets:
Operating lease right-of-use asset, net	57,110	91,032
Equipment, net	32,759	32,256
Other assets	106,225	78,965
Total non-current assets	196,094	202,253

Total assets	$7,270,552	$11,841,226

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable and accrued expenses	$4,153,600	$2,419,051
Current portion of operating lease liabilities	57,838	92,195
Royalty payable	1,399,031	1,114,403
Refunds payable	1,433,401	213,930
Chargebacks payable	635,408	118,288
Income tax payable	17,056	17,056
Note payable	35,000	35,000
Convertible note payables	9,675,000	9,175,000
Current portion of loan payables to shareholder	4,462,028	4,462,028
Note payables to related parties	1,247,011	1,247,011

Total current liabilities	23,115,373	18,893,962
Total liabilities	23,115,373	18,893,962

Commitments and contingencies

Stockholders’ Deficit
Preferred Stock - $0.0001 par value; 30,000,000 authorized shares; 500,000 shares issued and outstanding and at March 31, 2023 and December 31, 2022	50	50
Common Stock- $0.0001 par value; 300,000,000 authorized shares; 3,929,834 shares issued at March 31, 2023 and December 31, 2022	394	394
Additional paid-in-capital	2,966,162	2,966,162
Retained earnings	(18,811,427)	(10,019,342)
Total stockholders’ deficit	(15,844,821)	(7,052,736)

Total liabilities and stockholders’ deficit	$7,270,552	$11,841,226

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LIMITLESS X HOLDINGS INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three months March 31,
	2023	2022

Revenue
Product sales	$6,563,037	$7,075,362
Service revenue	291,764	-
Rentals	15,000	-
Total revenue	6,869,801	7,075,362

Cost of sales
Cost of sales	1,229,894	882,549
Total cost of sales	1,229,894	882,549

Gross profit	5,639,907	6,192,813

Operating expenses:
General and administrative	586,206	31,534
Advertising and marketing	10,055,504	5,243,678
Transaction fees	411,268	14,481
Merchant fees	713,194	354,683
Royalty fees	284,628	-
Professional fees	539,157	44,500
Payroll and payroll taxes	1,335,927	70,422
Rent	41,059	43,257
Bad debt expense	232,374	-
Consulting fees, related party	7,000	-
Total operating expenses	14,206,317	5,802,555

Income (loss) from operations	(8,566,410)	390,258

Other income (expense)
Interest expense	(225,627)	-
Total other income (expense), net	(225,627)	-

Income (loss) before income taxes	(8,792,037)	390,258

Income tax provision	48	81,954

Net income (loss)	$(8,792,085)	$308,304

Net income (loss) per common share - basic and diluted	$(2.24)	$0.19

Weighted average number of common shares	3,929,834	1,621,112

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LIMITLESS X HOLDINGS INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Preferred Stock		Common Stock		Additional Paid-In	Retained	Total Stockholder’s
	Shares	Amount	Shares	Amount	Capital	Earnings	Deficit

Balance at December 31, 2022	500,000	$50	3,929,834	$394	$2,966,162	$(10,019,342)	$(7,052,736)

Net loss	-	-	-	-	-	(8,792,085)	(8,792,085)

Balance at March 31, 2023 (unaudited)	500,000	$50	3,929,834	$394	$2,966,162	$(18,811,427)	$(15,844,821)

	Preferred Stock		Common Stock		Common Stock Issuable		Additional Paid-In	Retained	Total Stockholder’s
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Deficit

Balance at December 31, 2021	500,000	$50	3,496,150	$350	397,000	$40	$1,848,384	$4,664	$1,853,488

Issuance of common stock	-	-	97,000	10	(97,000)	(10)	-	-	-

Issuance of common stock issuable	-	-	300,000	30	(300,000)	(30)	-	-	-

Net income	-	-	-	-	-	-	-	308,304	308,304

Balance at March 31, 2022 (unaudited)	500,000	$50	3,893,150	$390	-	$-	$1,848,384	$312,968	$2,161,792

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LIMITLESS X HOLDINGS INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the three months ended March 31,
	2023	2022

Cash flows from operating activities:
Net income (loss)	$(8,792,085)	$308,304

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	1,101	-
Changes in assets and liabilities:
Accounts receivables, net	(892,124)	(1,267,350)
Holdback receivables	(594,385)	(549,347)
Inventories, net	355,506	127,240
Other assets	(27,260)	-
Accounts payable and accrued expenses	1,734,114	859,422
Refunds payable	1,219,471	581,135
Royalty payable	284,628	-
Chargebacks payable	517,120	(24,535)
Income tax payable	-	81,954
Net cash provided by (used in) operating activities	(6,193,914)	116,823

Cash flows from investing activities:
Purchases of equipment	(1,604)	-
Net cash used in financing activities	(1,604)	-

Cash flows from financing activities:
Proceeds from borrowing	500,000	-
Proceeds from borrowings from shareholder	-	150,000
Net cash provided by financing activities	500,000	150,000

Net increase (decrease) in cash	(5,695,518)	266,823

Cash – beginning of period	5,843,323	78,856

Cash – end of period	$147,805	$345,679

Supplemental disclosures of cash flow information
Cash paid during the periods for:
Interest	$1,167	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LIMITLESS X HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Organization and History

On May 11, 2022, Bio Lab Naturals, Inc., a Delaware corporation (“Bio Lab”), entered into a Share Exchange Agreement (the “Share Exchange Agreement”) with Limitless X, Inc., a Nevada corporation (“LimitlessX”), and its 11 shareholders (the “LimitlessX Acquisition”). The parties completed and closed the LimitlessX Acquisition on May 20, 2022 by issuing an aggregate of 3,233,334 shares of common stock of Bio Lab to the LimitlessX shareholders (the “Acquisition Closing”). According to the terms of the Share Exchange Agreement, Bio Lab then issued an additional 300,000 shares of common stock to the LimitlessX shareholders pro rata to their interests approximately six months from the Acquisition Closing as part of the LimitlessX Acquisition. Concurrently with the LimitlessX Acquisition, Jaspreet Mathur, the founder and principal shareholder of LimitlessX, also purchased from Helion Holdings LLC, 500,000 shares of Bio Lab’s Class A Preferred Convertible Stock, which at all times have a number of votes equal to 60% of all of the issued and outstanding shares of common stock of Bio Lab.

On June 10, 2022, Bio Lab changed its name to Limitless X Holdings Inc. (“Limitless”).

The LimitlessX Acquisition was accounted for as a “reverse merger” following the completion of the transaction. For accounting purposes, LimitlessX was deemed to be the accounting acquirer in the transaction and, consequently, the transaction was treated as a recapitalization of Bio Lab. Accordingly, LimitlessX’s assets, liabilities, and results of operations became the historical financial statements of the registrant. No step-up in basis or intangible assets or goodwill was recorded in this transaction.

The Company (as defined below) is a lifestyle brand, focused in the health and wellness industry. The Company provides nutritional supplements, wellness studies, interactive training videos, and marketing products. The Company’s mission is to provide businesses within its industry a turnkey solution to sell products both online and in retail stores. The Company also provides its own products and wellness videos suitable for a wide range of ages and fitness. Company teams include sales, marketing, user interface design (UI), user experience design (UX), fulfillment, customer support, labeling, product manufacturing, consulting, retailing, and payment processing, among others.

The Company currently offers products online only, but anticipates expanding to brick-and-motor retail  stores and the wholesale marketplace in the future. The Company has manufacturing and distribution licensing agreements to market, manufacture, sell, and distribute branded products on behalf of its clients. The Company orders products from third party partner manufacturers that make the products according to the Company’s custom formulations, and brands them using the Company’s licensed trademarks. Products are then marketed and sold direct to consumers online. Orders are fulfilled and shipped directly from the Company’s licensors. The Company plans to offer global marketing services across all areas of the sales process, including market research, brand and product development, and digital advertising operating as an integrated marketing agency.

The Company operates in the following product and service sectors: (i) health products and (ii) digital marketing services. The health products sector includes the sales of health products in three primary vertical markets: (1) health & wellness; (2) beauty & skincare; and (3) the vapor industry. The digital marketing service sector includes digital marketing; digital and print design; social media marketing; and direct-to-consumer marketing.

Note 2 – Summary of Significant Accounting Policies

Principles of Consolidation and Reporting

The accompanying consolidated financial statements include the accounts of Limitless X Holdings Inc. (a holding company) and its wholly owned operating subsidiaries: Limitless X, Inc.; Vybe Lab Inc.; and Prime Time Live, Inc. (collectively, the “Company”). All intercompany balances have been eliminated during consolidation.

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

Concentration of Credit Risk

The Company offers its services to a small number of clients. The risk of non-payment by these clients is considered minimal and the Company does not generally obtain collateral for sales. The Company continually monitors the credit standing of its clients.

Accounts Receivable, net

Accounts receivable, net consists primarily of trade receivables, net of allowances for doubtful accounts. The Company sells its products for cash or on credit terms, which are established in accordance with local and industry practices and typically require payment within 30 days of delivery. The Company estimates its allowance for doubtful accounts and the related expected credit loss based upon the Company’s historical credit loss experience, adjusted for asset-specific risk characteristics, current economic conditions, and reasonable forecasts. Accounts receivables are written off when determined to be uncollectible. For the three months ended March 31, 2023, the Company required an allowance for doubtful accounts of $232,374.

Holdback Receivables

The Company primarily sells its products online using various third party sales affiliates. These affiliates (online marketing campaign companies) are paid certain commission based on their ability to provide the Company’s products through online sales. All payments are processed through various gateways and are settled through the Company’s payment gateway settler. The Company payment gateway settler is not responsible for settlements that are not paid due to processing bank failure. The Company holds responsibility for all the risk in all transactions and processing systems. The payment gateway settler charges a reserve fee to mitigate the risk on their end for any loss of funds or damages.

Distributions of the holdback receivables from the third-party payment gateway settler are based on several criteria, such as return and chargeback history, associated risk for the specific business vertical, average transaction amount, and so on. In order to mitigate processing risks, there are policies regarding reserve requirements and payment in arrears in place.

The total holdback receivables balance reflects the 0 to 10% reserve on gross sales and additional reserves by the third-party processor for additional returns and chargebacks if needed. Based on aging of the holdback receivables, the Company has determined that an allowance for doubtful accounts of $1,300,855 or 55% of holdback receivables should be deemed uncollectible recorded as bad debt expense. Thus, the adjusted holdback receivables balance was $1,043,991 as of December 31, 2022. As of March 31, 2023, the holdback receivables balance was $1,638,376.

Inventories, net

Inventories are valued at the lower of cost or net realizable value on a first-in, first-out basis, adjusted for the value of inventory that is determined to be excess, obsolete, expired, or unsaleable. Inventories primarily consisted of finished goods.

Advertising and Marketing

Advertising and marketing costs are charged to expense as incurred. Advertising and marketing costs were approximately $10,055,504 and $5,243,678 for the three months ended March 31, 2023 and 2022, respectively, and are included in operating expenses in the accompanying statement of income.

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

	March 31, 2023	December 31, 2022

Machinery and equipment	$39,067	$37,463
Total	39,067	37,463

Less: accumulated depreciation	(6,308)	(5,207)

Total equipment, net	$32,759	$32,256

Depreciation expense for the three months ended March 31, 2023 and 2022 was $1,101 and $0, respectively.

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

The Company’s customer contracts identify product quantity, price, and payment terms. Payment terms are granted consistent with industry standards. Although some payment terms may be extended, the majority of the Company’s payment terms are less than 30 days. As a result, revenue is not adjusted for the effects of a significant financing component. Amounts billed and due from customers are classified as Accounts Receivables on the Balance Sheet.

The Company utilizes third-party contract manufacturers for the manufacture of its products. The Company has evaluated whether it is the principal or agent in these relationships. The Company has determined that it is the principal in all cases as it retains the responsibility for fulfillment and risk of loss, as well as for establishing the price.

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

Revenue related to digital marketing is recognized over time as services are provided to the customer. The Company sells digital marketing, digital and print design, social media marketing, and direct-to-consumer marketing and thus uses standalone selling prices as the basis for revenue. Payment for digital marketing services is typically received at the point when control transfers to the customer or in accordance with payment terms customary to the business. There was no deferred revenue related to services revenue as of March 31, 2023 and December 31, 2022.

Cost of Sales

Cost of sales includes the cost of inventory sold during the period, as well as, commission fees, returns, chargebacks, distribution, and, shipping and handling costs. The amount shown is net of various rebates from third-party vendors in the form of payments.

Refunds Payable

If customers are not satisfied for any reason, they may request a full refund, processed to the original form of payment, within 30 days from the order date. If the order has already been shipped, the Company charges a 20% restocking fee. The Company’s estimate of the reserve is based upon the Company’s most historical experience of actual customer returns. Additionally, the Company considers other factors in estimating the reserve, such as hiring a new internal team with more resources for the refund process. For the three months ended March 31, 2023, the average rate of return is 29%. For the three months ended March 31, 2023, the Company determined the refund reserve to be $1,433,401 by using the last two weeks of sales of the period of $4,872,861 with the average rate of return of 29% for the three months ended March 31, 2023.

As of March 31, 2023 and December 31, 2022, refunds payable were $1,433,401 and $213,930, respectively.

Chargebacks Payable

Once customers successfully dispute chargebacks with the payment processor, the Company returns such funds to the payment processor to return to the customer. For the three months ended March 31, 2023, the average rate of return was 13%. For the three months ended March 31, 2023, the Company determined the chargeback reserve to be $635,408 by using the last two weeks of sales of the period of $4,872,861 with the average rate of chargebacks of 13% for the three months ended March 31, 2023.

As of March 31, 2023 and December 31, 2022, chargebacks payable were $635,408 and $118,288, respectively.

Other Comprehensive Loss

The Company has no material components of other comprehensive loss and accordingly, net loss is equal to comprehensive loss for the period.

Debt

Convertible debt – derivative treatment – When the Company issues debt with a conversion feature, it must first assess whether the conversion feature meets the requirements to be treated as a derivative, as follows: a) one or more underlying terms, typically the price of the Company’s common stock; b) one or more notional amounts or payment provisions or both, generally the number of shares upon conversion; c) no initial net investment, which typically excludes the amount borrowed; and d) net settlement provisions, which in the case of convertible debt generally means the stock received upon conversion can be readily sold for cash. An embedded equity-linked component that meets the definition of a derivative does not have to be separated from the host instrument if the component qualifies for the scope exception for certain contracts involving an issuer’s own equity. The scope exception applies if the contract is both a) indexed to its own stock; and b) classified in shareholders’ equity in its statement of financial position.

If the conversion feature within convertible debt meets the requirements to be treated as a derivative, the Company estimates the fair value of the convertible debt derivative using the Black Scholes method upon the date of issuance. If the fair value of the convertible debt derivative is higher than the face value of the convertible debt, the excess is immediately recognized as interest expense. Otherwise, the fair value of the convertible debt derivative is recorded as a liability with an offsetting amount recorded as a debt discount, which offsets the carrying amount of the debt. The convertible debt derivative is revalued at the end of each reporting period and any change in fair value is recorded as a gain or loss in the Consolidated Statement of Operations. The debt discount is amortized through interest expense over the life of the debt.

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

Earnings (Loss) per Share

The Company calculates earnings per share in accordance with Financial Accounting Standards Board (“FASB”) ASC 260, Earnings Per Share, which requires a dual presentation of basic and diluted earnings per share. Basic earnings per share are computed using the weighted average number of shares outstanding during the fiscal year. 1,336,163 shares of common stock underlying convertible promissory notes during the three months ended March 31, 2023 were not included in the computation of diluted Earnings Per Share for the same period as the inclusion would have been antidilutive, given the Company’s net loss.

Equity Based Payments

The Company accounts for equity-based payment accruals under authoritative guidance as set forth in the Topics of the ASC. The guidance requires all equity-based payments to employees and non-employees, including grants of employee and non-employee stock options and warrants, to be recognized in the consolidated financial statements based at their fair values. The Company applies the provisions of ASC 718, “Compensation - Stock Compensation,” using a modified prospective application, and the Black-Scholes model to value stock options. Under this application, the Company records compensation expense for all awards granted. Compensation costs will be recognized over the period that an employee provides service in exchange for the award. During the three months ended March 31, 2023 and 2022, the Company granted no securities under its 2020 Stock Incentive Plan and 2022 Stock Option Plan.

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

The Company purchases merchandise from six suppliers, and the Company’s three largest suppliers accounted for 95% of total purchases in fiscal 2022. A significant portion of the Company’s inventory is manufactured abroad in Asia. Foreign imports subject the Company to the risks of changes in, or the imposition of new, import tariffs, duties or quotas, new restrictions on imports, loss of “most favored nation” status with the United States for a particular foreign country, antidumping or countervailing duty orders, retaliatory actions in response to illegal trade practices, work stoppages, delays in shipment, freight expense increases, product cost increases due to foreign currency fluctuations or revaluations, public health issues that could lead to temporary closures of facilities or shipping ports, such as the recent outbreak of COVID-19, and other economic uncertainties. If a disruption of trade were to occur from the countries in which the suppliers of the Company’s vendors are located, the Company may be unable to obtain sufficient quantities of products to satisfy its requirements, or the cost of obtaining products may increase.

A substantial amount of the Company’s inventory is manufactured abroad. From time to time, shipping ports experience capacity constraints (such as delays associated with COVID-19), labor strikes, work stoppages or other disruptions that may delay the delivery of imported products. A contract dispute may lead to protracted delays in the movement of the Company’s products, which could further delay the delivery of products to the Company’s online stores and impact net sales and profitability. In addition, other conditions outside of the Company’s control, such as adverse weather conditions or acts of terrorism or war, such as the current conflict in Ukraine, could significantly disrupt operations at shipping ports or otherwise impact transportation of the imported merchandise the Company sells, either through supply chain disruptions or rising freight and fuel costs.

Operating Lease

In accordance with ASC 842, Leases, the Company determines whether an arrangement contains a lease at inception. A lease is a contract that provides the right to control an identified asset for a period of time in exchange for consideration. For identified leases, the Company determines whether it should be classified as an operating or finance lease. Operating leases are recorded in the balance sheet as: right-of-use asset (“ROU asset”) and operating lease liability. ROU asset represents the Company’s right to use an underlying asset for the lease term and lease liability represents the Company’s obligation to make lease payments arising from the lease. ROU assets and operating lease liabilities are recognized at the commencement date of the lease and measured based on the present value of lease payments over the lease term. The ROU asset also includes deferred rent liabilities. The Company’s lease arrangements generally do not provide an implicit interest rate. As a result, in such situations the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The Company includes options to extend or terminate the lease when it is reasonably certain that it will exercise that option in the measurement of its ROU asset and liability. Lease expense for the operating lease is recognized on a straight-line basis over the lease term. The Company has a lease agreement with lease and non-lease components, which are accounted for as a single lease component.

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

Note 4 – Commitments and Contingencies

Commitments

Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Generally, the implicit rate of interest in arrangements is not readily determinable and the Company utilizes its incremental borrowing rate in determining the present value of lease payments. The Company’s incremental borrowing rate is a hypothetical rate based on its understanding of what its credit rating would be. The operating lease ROU asset includes any lease payments made and excludes lease incentives. The Company’s variable lease payments primarily consist of maintenance and other operating expenses from their real estate leases. Variable lease payments are excluded from the ROU assets and lease liabilities and are recognized in the period in which the obligation for those payments is incurred. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term.

The Company has lease agreements with lease and non-lease components. The Company has elected to account for these lease and non-lease components as a single lease component.

In accordance with ASC 842, the components of lease expense were as follows:

	For the three months ended
	March 31,
	2023	2022
Operating lease expense	$34,527	$34,527
Total lease expense	$34,527	$34,527

In accordance with ASC 842, other information related to leases was as follows:

	For the three months ended
	March 31,
	2023	2022
Operating cash flows from operating leases	$34,963	$33,945
Cash paid for amounts included in the measurement of lease liabilities	$34,963	$33,945

Weighted-average remaining lease term—operating leases	0.4 Years
Weighted-average discount rate—operating leases	3%

In accordance with ASC 842, maturities of operating lease liabilities as of March 31, 2023 were as follows:

Operating
Year ending:	Lease
2023 (remaining nine months)	$58,272
2024	-
2025	-
2026	-
2027	-
Total undiscounted cash flows	$58,272

Reconciliation of lease liabilities:
Weighted-average remaining lease terms	0.4 Years
Weighted-average discount rate	3%
Present values	$57,838

Lease liabilities—current	57,838
Lease liabilities—long-term	-
Lease liabilities—total	$57,838

Difference between undiscounted and discounted cash flows	$434

Contingencies

From time to time, the Company may be involved in certain legal actions and claims arising in the normal course of business. Management is of the opinion that such matters will be resolved without material effect on the Company’s financial condition or results of operations.

Note 5 – Debt

Note payable

March 1, 2021 – $35,000

On March 1, 2021, an individual loaned Prime Time Live, Inc. $35,000 in exchange for an unsecured promissory note that included interest at the rate of 10% per annum on the unpaid principal balance with all unpaid principal and interest due on or before March 1, 2022. The maturity date was extended to May 31, 2023. Interest is due and payable on the first day of each month. As of March 31, 2023 and December 31, 2022, the balance was $35,000 and $35,000, respectively.

Convertible note payables

	March 31,	December 31,
	2023	2022

August 3, 2022 ($5,000,000)	$5,000,000	$5,000,000
August 3, 2022 ($1,000,000)	1,000,000	1,000,000
August 22, 2022 ($500,000)	500,000	500,000
September 22, 2022 ($250,000)	250,000	250,000
September 25, 2022 ($600,000)	600,000	600,000
September 25, 2022 ($600,000)	600,000	600,000
September 29, 2022 ($50,000)	50,000	50,000
September 29, 2022 ($500,000)	500,000	500,000
October 10, 2022 ($500,000)	500,000	500,000
October 13, 2022 ($750,000)	75,000	75,000
October 13, 2022 ($50,000)	50,000	50,000
October 14, 2022 ($50,000)	50,000	50,000
January 4, 2023 ($500,000)	500,000	-

Total convertible note payables (current)	$9,675,000	$9,175,000

From August 3, 2022 through November 28, 2022, the Company conducted a convertible note offering for a maximum offering of $15,000,000 and a minimum of $2,000,000 (the “Convertible Note Offering”).

Pursuant to the terms of the Convertible Note, the principal amount of the Note that may be outstanding from time to time bears interest per annum until paid in full at a rate equal to 6%, compounded annually. The principal and interest of the Note is due and payable to the noteholder on the one-year anniversary of the date of the Note (the “Maturity Date”) unless all principal and interest due under the Note has been converted by the Maturity Date.

The conversion price is equal to $0.25 per share of Common Stock. Any time prior to the Maturity Date, and upon the date of effectiveness of registration of the Notes on a registration statement filed with the Securities and Exchange Commission (the “SEC”), the Note shall automatically convert to shares of common stock of the Company at the Conversion Price (the “Automatic Conversion”); provided however, that in the event that Conversion Shares represent greater than 4.99% of the total Common Shares of the Company (the portion above 4.99% referred to herein as the “Excess Shares”), then the Automatic Conversion shall only apply to such portion of the Note up to 4.99% and not include the Excess Shares. The Notes are convertible at the option of the Noteholder, in holder’s sole discretion, in whole or in part, at any time prior to the Maturity Date or payment in full of the Note, whichever occurs first, all or any portion of principal or interest, into shares of Common Stock of the Company at the Conversion Price.

The Company analyzed the conversion option in the Notes for derivative accounting treatment under ASC Topic 815, “Derivatives and Hedging,” and determined that the instruments do not qualify for derivative accounting.

As of December 31, 2022, the Company has received $9,175,000 from 12 accredited investors pursuant to the Convertible Note Offering.

As of March 31, 2023, the Company has received $9,675,000 from 13 accredited investors pursuant to the Convertible Note Offering.

Note 6 – Stockholders’ Deficit

Preferred Stock

Class A Convertible Stock

As of March 31, 2023, the Company has authorized 30,000,000 shares of preferred stock. At March 31, 2023 and December 31, 2022, there are a total of 500,000 shares of Class A Convertible shares of preferred stock (“Class A”) issued and outstanding. The Class A shares provide that when voting as a single class, the shares shall have the votes and the voting power at all times of at least 60% of the voting power of the Company. Further, the holders of the Class A shares at their discretion , can convert their one share of Class A into two shares of the Company’s common stock, subject to adjustment. In addition, the holder of the shares of Class A is entitled to a liquidation preference of the Company senior to all other securities of the Company.

Common Stock

As of March 31, 2023, the Company has 300,000,000 authorized shares of common stock par value $0.0001 per share. At March 31, 2023 and December 31, 2022, there was a total of 3,929,834 shares and 3,929,834 shares issued and outstanding, respectively.

Note 7 – Equity Based Payments

The Company accounts for equity-based payment accruals under authoritative guidance as set forth in the Topics of the ASC. The guidance requires all equity-based payments to employees and non-employees, including grants of employee and non-employee stock options and warrants, to be recognized in the consolidated financial statements based at their fair values.

Stock Incentive Plans

Effective January 15, 2020, the Company adopted its 2020 Stock Option and Award Plan (the “2020 Stock Incentive Plan”). Under the 2020 Stock Incentive Plan, the Board of Directors may grant options or purchase rights to purchase common stock to officers, employees, and other persons who provide services to the Company or any related company. The participants to whom awards are granted, the type of awards granted, the number of shares covered for each award, and the purchase price, conditions and other terms of each award are determined by the Board of Directors, except that the term of the options shall not exceed ten years. A total of 2,222 shares of the Company’s common stock is reserved for the 2020 Stock Incentive Plan. The shares issued for the 2020 Stock Incentive Plan may be either treasury or authorized and unissued shares. During the three months ended March 31, 2023 and 2022, the Company granted no options under the 2020 Stock Incentive Plan. As of March 31, 2023, there have been no shares of common stock granted under the under the 2020 Stock Incentive Plan.

Effective August 9, 2022, the Company adopted its 2022 Incentive and Nonstatutory Stock Option Plan (the “2022 Stock Option Plan”). Under the 2022 Stock Option Plan, the Board of Directors may grant options to purchase common stock to officers, employees, and other persons who provide services to the Company. A total of 833,333 shares of the Company’s common stock is reserved for the 2022 Stock Option Plan. As of March 31, 2023, there have been no options to purchase shares of common stock granted under the 2022 Stock Option Plan.

Effective August 9, 2022, the Company adopted its 2022 Restricted Stock Plan (the “2022 Restricted Stock Plan”). Under the 2022 Restricted Stock Plan, the Board of Directors may grant restricted stock to officers, directors, and key employees. A total of 833,333 shares of common stock is reserved for the 2022 Restricted Stock Plan. As of March 31, 2023, there have been no shares of common stock granted under the 2022 Restricted Stock Plan.

Note 8 – Related Party Transactions

Consulting Fees

During the three months ended March 31, 2023 and 2022, the Company incurred consulting fees in the amount of $7,000 and $0, respectively, to an officer and an officer of one of its affiliates.

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

The Company was required to start paying all earned royalties to LPI, Smiles, Divatrim, and Amarose beginning on June 15, 2022. As of March 31, 2023 and December 31, 2022, the royalty payable is in the amount of $1,399,031 and 1,114,403, respectively.

Note payables to shareholder

	March 31,	December 31,
	2023	2022

December 6, 2021 ($50,000)	$50,000	$50,000
February 11, 2022 ($150,000)	150,000	150,000
May 8, 2022 ($550,000)	550,000	550,000
May 16, 2022 ($1,100,000)	1,100,000	1,100,000
May 18, 2022 ($450,000)	450,000	450,000
June 1, 2022 ($500,000)	500,000	500,000
June 30, 2022 ($922,028)	922,028	922,028
August 25, 2022 ($290,000)	290,000	290,000
November 15, 2022 ($450,000)	450,000	450,000

Total loan payables to shareholder (current)	$4,462,028	$4,462,028

December 6, 2021 – $50,000

On December 6, 2021, the Company executed loan documents for securing a loan of $50,000 from a shareholder. As of March 31, 2023 and December 31, 2022, the balance was $50,000 and $50,000, respectively. Pursuant to that certain Loan Authorization and Agreement, the Company borrowed an aggregate principal amount of $50,000, with proceeds to be used for working capital purposes. Beginning on June 1, 2022, the loan requires a payment of $4,303 per month which includes principal and interest with an interest rate of 6%. The total balance of principal and interest of $51,640 is due on May 1, 2023.

February 11, 2022 – $150,000

On February 11, 2022, the Company executed loan documents for securing a loan of $150,000 from a shareholder. As of March 31, 2023 and December 31, 2022, the balance was $150,000 and $150,000, respectively. Pursuant to that certain Loan Authorization and Agreement, the Company borrowed an aggregate principal amount of $150,000, with proceeds to be used for working capital purposes. Beginning on June 1, 2022, the loan requires a payment of $12,910 per month which includes principal and interest with an interest rate of 6%. The total balance of principal and interest of $154,920 is due on May 1, 2023.

May 8, 2022 – $550,000

On May 8, 2022, the Company executed loan documents for securing a loan of $550,000 from a shareholder. As of March 31, 2023 and December 31, 2022, the balance was $550,000 and $550,000, respectively. Pursuant to that certain Loan Authorization and Agreement, the Company borrowed an aggregate principal amount of $550,000, with proceeds to be used for working capital purposes. Beginning on June 1, 2022, the loan requires a payment of $47,337 per month which includes principal and interest with an interest rate of 6%. The total balance of principal and interest of $568,038 is due on May 1, 2023.

May 16, 2022 – $1,100,000

On May 16, 2022, the Company executed loan documents for securing a loan of $1,100,000 from a shareholder. As of March 31, 2023 and December 31, 2022, the balance was $1,100,000 and $1,100,000, respectively. Pursuant to that certain Loan Authorization and Agreement, the Company borrowed an aggregate principal amount of $1,100,000, with proceeds to be used for working capital purposes. Interest began accruing at the rate of 8.5% on June 17, 2022.

May 18, 2022 – $450,000

On May 18, 2022, the Company executed loan documents for securing a loan of $450,000 from a shareholder. As of March 31, 2023 and December 31, 2022, the balance was $450,000 and $450,000, respectively. Pursuant to that certain Loan Authorization and Agreement, the Company borrowed an aggregate principal amount of $450,000, with proceeds to be used for working capital purposes. Interest began accruing at the rate of 8.5% on June 19, 2022.

June 1, 2022 – $500,000

On June 1, 2022, the Company executed loan documents for securing a loan of $500,000 from a shareholder. As of March 31, 2023 and December 31, 2022, the balance was $500,000 and $500,000, respectively. Pursuant to that certain Loan Authorization and Agreement, the Company borrowed an aggregate principal amount of $500,000, with proceeds to be used for working capital purposes. Beginning on August 1, 2022, the loan requires a payment of $43,494 per month which includes principal and interest with an interest rate of 8%. The total balance of principal and interest of $521,931 is due on July 1, 2023.

June 30, 2022 – $922,028

On June 30, 2022, the Company executed loan documents for securing a loan of $922,028 from a shareholder. As of March 31, 2023 and December 31, 2022, the balance was $922,028 and $922,028, respectively. Pursuant to that certain Loan Authorization and Agreement, the Company borrowed an aggregate principal amount of $922,028, with proceeds to be used for working capital purposes. Beginning on August 1, 2022, the loan requires a payment of $80,206 per month which includes principal and interest with an interest rate of 8%. The total balance of principal and interest of $962,469 is due on August 1, 2023.

August 25, 2022 – $290,000

On August 25, 2022, the Company executed standard loan documents required for securing a loan of $290,000 from a shareholder due on demand. As of March 31, 2023 and December 31, 2022, the balance was $290,000 and $290,000, respectively. Pursuant to that certain Loan Authorization and Agreement, the Company borrowed an aggregate principal amount of $290,000 to be used for working capital purposes and with an interest rate of 10%.

November 15, 2022 – $450,000

On November 15, 2022, the Company executed loan documents for securing a loan of $450,000 from a shareholder due on demand. As of March 31, 2023 and December 31, 2022, the balance was $450,000 and $450,000, respectively. Pursuant to that certain Loan Authorization and Agreement, the Company borrowed an aggregate principal amount of $450,000 to be used for working capital purposes and with an interest rate of 10%.

Note payables to related parties

	March 31,	December 31,
	2023	2022

April 1, 2022 ($237,610)	$237,610	$237,610
May 10, 2022 ($12,500)	12,500	12,500
May 10, 2022 ($12,500)	12,500	12,500
May 10, 2022 ($20,000)	20,000	20,000
May 31, 2022 ($5,000)	5,000	5,000
May 31, 2022 ($15,000)	15,000	15,000
June 9, 2022 ($15,000)	15,000	15,000
December 31, 2022 ($929,401)	929,401	929,401

Total note payables to related parties (current)	$1,247,011	$1,247,011

April 1, 2022 – $237,610

On April 1, 2022, Limitless X executed loan documents for securing a loan of $237,610 from Emblaze One, a company owned by a shareholder. As of March 31, 2023 and December 31, 2022, the balance was $237,610 and $237,610, respectively.

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

May 10, 2022 - $12,500

On May 10, 2022, a related party of the Company loaned Prime Time Live, Inc. $12,500 in exchange for a promissory note that includes interest at the rate of 10% per annum on the unpaid principal balance with all unpaid principal and interest due on or before May 10, 2023. Interest began accruing at the rate of 10% on May 10, 2022. As of March 31, 2023 and December 31, 2022, the balance was $12,500 and $12,500, respectively.

May 10, 2022 - $12,500

On May 10, 2022, a related party of the Company loaned Prime Time Live, Inc. $12,500 in exchange for a promissory note that includes interest at the rate of 10% per annum on the unpaid principal balance with all unpaid principal and interest due on or before May 10, 2023. Interest began accruing at the rate of 10% on May 10, 2022. As of March 31, 2023 and December 31, 2022, the balance was $12,500 and $12,500, respectively.

May 10, 2022 - $20,000

On May 10, 2022, a related party of the Company loaned Prime Time Live, Inc. $20,000 in exchange for a promissory note that included interest at the rate of 10% per annum on the unpaid principal balance with all unpaid principal and interest due on or before May 10, 2023. Interest began accruing at the rate of 10% on May 10, 2022. As of March 31, 2023 and December 31, 2022, the balance was $20,000 and $20,000, respectively.

May 31, 2022 - $5,000

On May 31, 2022, a related party of the Company loaned Prime Time Live, Inc. $5,000 in exchange for a promissory note that included interest at the rate of 10% per annum on the unpaid principal balance with all unpaid principal and interest due on or before May 31, 2023. Interest began accruing at the rate of 10% on May 31, 2022. As of March 31, 2023 and December 31, 2022, the balance was $5,000 and $5,000, respectively.

May 31, 2022 - $15,000

On May 31, 2022, a related party of the Company loaned Prime Time Live, Inc. $15,000 in exchange for a promissory note that included interest at the rate of 10% per annum on the unpaid principal balance with all unpaid principal and interest due on or before May 31, 2023. Interest will began accruing at the rate of 10% on May 31, 2022. As of March 31, 2023 and December 31, 2022, the balance was $15,000 and $15,000, respectively.

June 9, 2022 - $15,000

On May 10, 2022, a related party of the Company loaned Prime Time Live, Inc. $15,000 in exchange for a promissory note that included interest at the rate of 10% per annum on the unpaid principal balance with all unpaid principal and interest due on or before May 10, 2023. Interest began accruing at the rate of 10% on May 10, 2022. As of March 31, 2023 and December 31, 2022, the balance was $15,000 and $15,000, respectively.

December 31, 2022 - $929,401

On December 31, 2022, the Company executed loan documents for securing a loan of $929,401 from Emblaze One, a company owned by a shareholder. As of March 31, 2023 and December 31, 2022, the balance was $929,401 and $929,401, respectively.

Pursuant to that certain Loan Authorization and Agreement, the Company borrowed an aggregate principal amount of $929,401 with an interest rate of 8% to be used for working capital purposes due on December 1, 2023.

Note 9 – Subsequent Events

The Company evaluated all events or transactions that occurred after March 31, 2023. During this period, the Company did not have any material recognizable subsequent events required to be disclosed other than the following:

●	On May 4, 2023, the Company terminated the 2020 Stock Incentive Plan.

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

INTRODUCTION

As previously reported on a Current Report on Form 8-K filed with the SEC on May 13, 2022, Bio Lab Naturals, Inc., a Delaware corporation (“Bio Lab”), entered into a Share Exchange Agreement (the “Share Exchange Agreement”) with Limitless X, Inc., a Nevada corporation (“LimitlessX”), and its 11 shareholders (the “LimitlessX Acquisition”) on May 11, 2022. The parties completed and closed the LimitlessX Acquisition on May 20, 2022 by issuing an aggregate of 3,233,334 shares of common stock of Bio Lab to the LimitlessX shareholders (the “Acquisition Closing”). According to the terms of the Share Exchange Agreement, Bio Lab then issued an additional 300,000 shares of common stock to the LimitlessX shareholders pro rata to their interests in approximately six months from the Acquisition Closing as part of the Limitless Acquisition. Concurrently with the LimitlessX Acquisition, Jaspreet Mathur, the founder and principal shareholder of LimitlessX, also purchased from Helion Holdings LLC, 500,000 shares of Bio Lab’s Class A Preferred Convertible Stock, which at all times have a number of votes equal to 60% of all of the issued and outstanding shares of common stock of Bio Lab.

For accounting purposes, the LimitlessX Acquisition was accounted for as a “reverse merger” with LimitlessX as the accounting acquiror (legal acquiree) and Bio Lab as the accounting acquiree (legal acquiror). and, consequently, the transaction was treated as a recapitalization of Bio Lab. Since LimitlessX was deemed to be the accounting acquiror in the LimitlessX Acquisition, the historical financial information for periods prior to the LimitlessX Acquisition reflect the financial information and activities solely of LimitlessX and not of Bio Lab. No step-up in basis or intangible assets or goodwill was recorded in this transaction.

On June 10, 2022, Bio Lab changed its name to Limitless X Holdings Inc. (“we,” “us,” or “our”).

RESULTS OF OPERATION

For the Three Months Ended March 31, 2023 Compared to the Three Months Ended March 31, 2022

	For the three months ended		For the three months ended
	March 31, 2023		March 31, 2022		Changes
	Amount	% of Sales	Amount	% of Sales	Amount	%
Revenue
Product sales	$6,563,037	96%	$7,075,362	100%	$(512,325)	(7%)
Service revenue	291,764	4%	-	0%	291,764	N/A
Rentals	15,000	0%	-	0%	15,000	N/A
Total revenue	6,869,801	100%	7,075,362	100%	(205,561)	(3%)

Cost of sales
Cost of sales	1,229,894	18%	882,549	12%	347,345	39%
Total cost of sales	1,229,894	18%	882,549	12%	347,345	39%

Gross profit	5,639,907	82%	6,192,813	88%	(552,906)	(9%)

Operating expenses:
General and administrative	586,206	9%	31,534	0%	554,672	1,759%
Advertising and marketing	10,055,504	146%	5,243,678	74%	4,811,826	92%
Transaction fees	411,268	6%	14,481	0%	396,787	2,740%
Merchant fees	713,194	10%	354,683	5%	358,511	101%
Royalty fees	284,628	4%	-	0%	284,628	N/A
Professional fees	539,157	8%	44,500	1%	494,657	1,112%
Payroll and payroll taxes	1,335,927	19%	70,422	1%	1,265,505	1,797%
Rent	41,059	1%	43,257	1%	(2,198)	(5%)
Dad debt expense	232,374	3%	-	0%	232,374	N/A
Consulting fees, related party	7,000	0%	-	0%	7,000	N/A
Total operating expenses	14,206,317	207%	5,802,555	82%	8,403,762	145%

Income (loss) from operations	(8,566,410)	(125%)	390,258	6%	(8,956,668)	(2,295%)

Other income (expense)
Interest expense	(225,627)	(3%)	-	0%	(225,627)	N/A
Total other income (expense), net	(225,627)	(3%)	-	0%	(225,627)	N/A

Income (loss) before income taxes	(8,792,037)	(128%)	390,258	6%	(9,182,295)	(2,353%)

Income tax provision	48	0%	81,954	1%	(81,906)	(100%)

Net income (loss)	$(8,792,085)	(128%)	$308,304	4%	$(9,100,389)	(2,952%)

Product Sales - Our product sales decreased by 7% to $6.6 million for the three months ended March 31, 2023 as compared to $7.1 million for the three months ended March 31, 2022. In 2023, there was a shift in our marketing strategies, including a change in performance marketers.

Service Revenue - Our service revenue increased by $291,764 to $291,764 for the three months ended March 31, 2023 as compared to $0 for the three months ended March 31, 2022. Our service revenue increase was primarily due to us starting our marketing services in May 2022.

Cost of Sales - Our cost of sales increased from $882,549, 12% of sales, to $1.2 million, 18% of sales. This increase was primarily due to our new product lines that began being sold in November 2022 with lower margins. As operations increased during the period, so did our costs for freight, inventory, and other supplies.

Gross Profit - Gross profit for the three months ended March 31, 2023 was $5.6 million compared to $6.2 million for the three months ended March 31, 2022. The decrease in gross profit of $347,345 was primarily a shift in our marketing strategies, including a change in performance marketers.

Operating Expenses - During the three months ended March 31, 2023, we recognized $14.2 million in operating expenses compared to $5.8 million for the three months ended March 31, 2022. The increase of $8.4 million in operating expenses was primarily due to advertising and marketing, payroll, transaction fees, merchant fees, royalty fees, and bad debt expense.

●	Our advertising and marketing expense increased by $4.8 million due to a shift in marketing strategies to heavily push our related products by using performance marketers and celebrity endorsements.
●	The increase in transaction payroll is related to accruals of unpaid salaries.
●	The increase in transaction fees and merchant fees are directly related to the increased number of transactions during the three months ended March 31, 2023.
●	The increase of $232,374 in bad debt expense was due to accounts receivable being deemed uncollectible.
●	Beginning on April 1, 2022, we began accruing royalties per the manufacturing and distributorship license agreements of 4.00% of gross sales, excluding returns, chargebacks, and other such allowances. Thus, the royalty fees increased by $284,628 during the March 31, 2023.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

During the three months ended March 31, 2023, net cash used in operating activities was $6.2 million. The cash used in operating activities was primary due to net loss and timing of settlement of assets and liabilities.

Investing Activities

Net cash used in investing activities for three months ended March 31, 2023 was $1,604.

Financing Activities

Net cash provided by financing activities for three months ended March 31, 2023 was $500,000. This amount was incurred by increased borrowings from investors.

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

Based on management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as a result of the material weakness described below, as of March 31, 2023, our disclosure controls and procedures were not designed at a reasonable assurance level and are ineffective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Our Annual Report on Form 10-K, filed with the SEC, on April 17, 2023, describes important risk factors that could cause our business, financial condition, results of operations, and growth prospects to differ materially from those indicated or suggested by forward-looking statements made in this Quarterly Report on Form 10-Q or presented elsewhere by management from time to time. There have been no material changes in the risk factors that appear in our Annual Report on Form 10-K. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially and adversely affect our business.

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

LIMITLESS X HOLDINGS INC.
(Registrant)

Dated: May 15, 2023	By:	/s/ Jaspreet Mathur
Jaspreet Mathur
(Chief Executive Officer,
Principal Executive Officer)

Dated: May 15, 2023	By:	/s/ Benjamin Chung
Benjamin Chung
(Chief Financial Officer, Principal Financial and Accounting Officer)

