Form 10-Q
period 2023-06-30
Limitless X Holdings Inc.
filed 2023-08-14
CIK 1803977

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 14, 2023, there were 3,976,998 shares of the registrant’s common stock, $0.0001 par value, issued and outstanding.

LIMITLESS X HOLDINGS INC.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

LIMITLESS X HOLDINGS INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2023	December 31, 2022
	(unaudited)	(audited)
ASSETS

Current Assets:
Cash	$58,318	$5,843,323
Accounts receivables, net of allowance for doubtful accounts of $232,374 and $0, respectively	414,062	895,713
Holdback receivables, net of allowance for doubtful accounts of $0 and $1,300,855, respectively	2,326,500	1,043,991
Inventories, net	2,557,125	3,855,946
Due from related party	2,514	-
Total current assets	5,358,519	11,638,973

Non-Current Assets:
Operating lease right-of-use asset, net	22,931	91,032
Equipment, net	31,642	32,256
Other assets	74,167	78,965
Total non-current assets	128,740	202,253

Total assets	$5,487,259	$11,841,226

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable and accrued expenses	$7,542,077	$2,419,051
Current portion of operating lease liabilities	23,222	92,195
Royalty payable	1,494,228	1,114,403
Refunds payable	91,212	213,930
Chargebacks payable	225,786	118,288
Income tax payable	17,056	17,056
Note payable	35,000	35,000
Convertible note payables	9,675,000	9,175,000
Current portion of loan payables to shareholder	4,862,028	4,462,028
Note payables to related parties	169,400	1,247,011

Total current liabilities	24,135,009	18,893,962
Total liabilities	24,135,009	18,893,962

Commitments and contingencies

Stockholders’ deficit
Preferred Stock - $0.0001 par value; 30,000,000 authorized shares; 500,000 shares issued and outstanding at June 30, 2023 and December 31, 2022	50	50
Common Stock- $0.0001 par value; 300,000,000 authorized shares; 3,976,998 and 3,929,834 shares issued at June 30, 2023 and December 31, 2022, respectively	399	394
Additional paid-in-capital	3,158,803	2,966,162
Retained earnings	(21,807,002)	(10,019,342)
Total stockholders’ deficit	(18,647,750)	(7,052,736)

Total liabilities and stockholders’ deficit	$5,487,259	$11,841,226

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LIMITLESS X HOLDINGS INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three months June 30,		For the six months June 30,
	2023	2022	2023	2022

Revenue
Product sales	$6,283,490	$8,192,695	$12,846,527	$15,268,057
Service revenue	2,505,240	2,965,200	2,797,004	2,965,200
Rentals	-	5,000	15,000	5,000
Total revenue	8,788,730	11,162,895	15,658,531	18,238,257

Cost of sales
Cost of sales	1,842,957	1,917,448	3,072,851	2,799,997
Cost of sales - other	-	358	-	358
Total cost of sales	1,842,957	1,917,806	3,072,851	2,800,355

Gross profit	6,945,773	9,245,089	12,585,680	15,437,902

Operating expenses:
General and administrative	496,553	397,507	1,082,759	429,041
Advertising and marketing	6,596,172	11,969,603	16,651,676	17,213,281
Stock compensation for services	141,020	1,117,782	141,020	1,117,782
Transaction fees	673,578	572,345	1,084,846	586,826
Merchant fees	344,084	384,810	1,057,278	739,493
Royalty fees	95,197	232,121	379,825	232,121
Professional fees	580,960	623,482	1,120,117	667,982
Payroll and payroll taxes	735,918	63,249	2,071,845	133,671
Rent	44,733	37,136	85,792	80,393
Bad debt expense	-	-	232,374	-
Consulting fees, related party	3,000	32,500	10,000	32,500
Total operating expenses	9,711,215	15,430,535	23,917,532	21,233,090

Loss from operations	(2,765,442)	(6,185,446)	(11,331,852)	(5,795,188)

Other income (expense)
Interest expense	(230,133)	(13,108)	(455,760)	(13,108)
Other income	-	57,756	-	57,756
Gain on disposal of assets	-	28,397	-	28,397
Total other income (expense), net	(230,133)	73,045	(455,760)	73,045

Loss before income taxes	(2,995,575)	(6,112,401)	(11,787,612)	(5,722,143)

Income tax provision	-	(75,552)	48	6,402

Net loss	$(2,995,575)	$(6,036,849)	$(11,787,660)	$(5,728,545)

Net loss per common share - basic and diluted	$(0.76)	$(5.65)	$(2.99)	$(3.13)

Weighted average number of common shares	3,945,383	1,069,381	3,937,651	1,832,005

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LIMITLESS X HOLDINGS INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Preferred Stock		Common Stock		Additional Pain-In	Retained	Total Stockholder’s
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity

Balance at December 31, 2022	500,000	$50	3,929,834	$394	$2,966,162	$(10,019,342)	$(7,052,736)

Vybe deconsolidation	-	-	-	-	51,626	-	51,626

Issuance of common stock for services	-	-	47,164	5	141,015	-	141,020

Net loss	-	-	-	-	-	(11,787,660)	(11,787,660)

Balance at June 30, 2023 (unaudited)	500,000	$50	3,976,998	$399	$3,158,803	$(21,807,002)	$(18,647,750)

	Preferred Stock		Common Stock		Additional Pain-In	Retained	Total Stockholder’s
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity

Balance at March 31, 2023 (unaudited)	500,000	$50	3,929,834	$394	$2,966,162	$(18,811,427)	$(15,844,821)

Vybe deconsolidation	-	-	-	-	51,626	-	51,626

Issuance of common stock for services	-	-	47,164	5	141,015	-	141,020

Net loss	-	-	-	-	-	(2,995,575)	(2,995,575)

Balance at June 30, 2023 (unaudited)	500,000	$50	3,976,998	$399	$3,158,803	$(21,807,002)	$(18,647,750)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LIMITLESS X HOLDINGS INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

					Common Stock		Additional		Total
	Preferred Stock		Common Stock		Issuable		Pain-In	Retained	Stockholder’s
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Equity

Balance at December 31, 2021	500,000	$50	3,496,150	$350	397,000	$40	$1,848,384	$4,664	$1,853,488

Issuance of common stock	-	-	97,000	10	(97,000)	(10)	-	-	-

Issuance of common stock issuable	-	-	300,000	30	(300,000)	(30)	-	-	-

Issuance of common stock for services	-	-	36,684	4	-	-	1,117,778	-	1,117,782

Net loss	-	-	-	-	-	-	-	(5,728,545)	(5,728,545)

Balance at June 30, 2022 (unaudited)	500,000	$50	3,929,834	$394	-	$-	$2,966,162	$(5,723,881)	$(2,757,275)

	Preferred Stock		Common Stock		Additional Pain-In	Retained	Total Stockholder’s
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity

Balance at March 31, 2022 (unaudited)	500,000	$50	3,893,150	$390	$1,848,384	$312,968	$2,161,792

Issuance of common stock for services	-	-	36,684	4	1,117,778	-	1,117,782

Net loss	-	-	-	-	-	(6,036,849)	(6,036,849)

Balance at June 30, 2022 (unaudited)	500,000	$50	3,929,834	$394	$2,966,162	$(5,723,881)	$(2,757,275)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LIMITLESS X HOLDINGS INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the six months ended June 30,
	2023	2022

Cash flows from operating activities:
Net income (loss)	$(11,787,660)	$(5,728,545)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	2,218	3,613
Common stock issued for professional fees	141,020	1,117,782
Deconsolidation	51,626	-
Changes in assets and liabilities:
Accounts receivables, net	481,651	50,480
Holdback receivables	(1,282,509)	(1,338,956)
Inventories, net	1,298,821	(73,909)
Due from related party	(2,514)	-
Other assets	4,798	(91,278)
Accounts payable and accrued expenses	5,122,154	1,264,794
Refunds payable	(122,718)	108,863
Royalty payable	379,825	232,121
Chargebacks payable	107,498	105,524
Income tax payable	-	-
Net cash provided by (used in) operating activities	(5,605,790)	(4,349,511)

Cash flows from investing activities:
Purchases of equipment	(1,604)	-
Proceeds from disposition of asset	-	28,397
Net cash used in financing activities	(1,604)	28,397

Cash flows from financing activities:
Proceeds from borrowings	500,000	2,035,000
Proceeds from borrowings from shareholder	400,000	3,672,028
Proceeds from borrowings from related parties	-	317,610
Settlement of debt	(1,077,611)	-
Net cash provided by (used in) financing activities	(177,611)	6,024,638

Net increase(decrease) in cash	(5,785,005)	1,703,524

Cash – beginning of period	5,843,323	78,856

Cash – end of period	$58,318	$1,782,380

Supplemental disclosures of cash flow information
Cash paid during the periods for:
Interest	$2,334	$833
Income taxes	$-	$-

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

The Company operates in the following product and service sectors: (i) health products and (ii) digital marketing services. The health products sector includes the sales of health products in three primary vertical markets: (1) health & wellness; (2) beauty & skincare. The digital marketing service sector includes digital marketing; digital and print design; social media marketing; and direct-to-consumer marketing.

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

Concentration of Credit Risk

The Company offers its services to a large number of clients. The risk of non-payment by these clients is considered minimal and the Company does not generally obtain collateral for sales. The Company continually monitors the credit standing of its clients.

Accounts Receivable, net

Accounts receivable, net consists primarily of trade receivables, net of allowances for doubtful accounts. The Company sells its products for cash or on credit terms, which are established in accordance with local and industry practices and typically require payment within 30 days of delivery. The Company estimates its allowance for doubtful accounts and the related expected credit loss based upon the Company’s historical credit loss experience, adjusted for asset-specific risk characteristics, current economic conditions, and reasonable forecasts. Accounts receivables are written off when determined to be uncollectible. For the six months ended June 30, 2023, the Company required an allowance for doubtful accounts of $232,374.

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

The total holdback receivables balance reflects the 0 to 10% reserve on gross sales and additional reserves by the third-party processor for additional returns and chargebacks if needed. Based on aging of the holdback receivables, the Company has determined that an allowance for doubtful accounts of $1,300,855 or 55% of holdback receivables should be deemed uncollectible recorded as bad debt expense. Thus, the adjusted holdback receivables balance was $1,043,991 as of December 31, 2022. As of June 30, 2023, the holdback receivables balance was $2,326,500.

Inventories, net

Inventories are valued at the lower of cost or net realizable value on a first-in, first-out basis, adjusted for the value of inventory that is determined to be excess, obsolete, expired, or unsaleable. Inventories primarily consisted of finished goods.

Advertising and Marketing

Advertising and marketing costs are charged to expense as incurred. Advertising and marketing costs were approximately $16,651,676 and $17,213,281 for the six months ended June 30, 2023 and 2022, respectively, and are included in operating expenses in the accompanying statement of income.

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

	June 30,	December 31,
	2023	2022

Machinery and equipment	$39,067	$37,463
Total	39,067	37,463

Less: accumulated depreciation	(7,425)	(5,207)

Total equipment, net	$31,642	$32,256

Depreciation expense for the three months ended June 30, 2023 and 2022 was $1,117 and $0, respectively. Depreciation expense for the six months ended June 30, 2023 and 2022 was $2,218 and $3,613, respectively.

Revenue Recognition

Product Sales

The Company recognizes revenue when performance obligations under the terms of a contract with its customer are satisfied. The Company has determined that fulfilling and delivering products is a single performance obligation. Revenue is recognized at the point in time when the Company has satisfied its performance obligation and the customer has obtained control of the products or when the service is fully .. This generally occurs when the product is delivered to or picked up by the customer based on applicable shipping terms, which is typically within 15 days. Revenue is measured as the amount of consideration expected to be received in exchange for fulfilled product orders.

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

Revenue related to digital marketing is recognized over time as services are provided to the customer. The Company sells digital marketing, digital and print design, social media marketing, and direct-to-consumer marketing and thus uses standalone selling prices as the basis for revenue. Payment for digital marketing services is typically received at the point when control transfers to the customer or in accordance with payment terms customary to the business. There was no deferred revenue related to services revenue as of June 30, 2023 and December 31, 2022.

Cost of Sales

Cost of sales includes the cost of inventory sold during the period, as well as commission fees, returns, chargebacks, distribution, and, shipping and handling costs. The amount shown is net of various rebates from third-party vendors in the form of payments.

Refunds Payable

If customers are not satisfied for any reason, they may request a full refund, processed to the original form of payment, within 30 days from the order date. If the order has already been shipped, the Company charges a 20% restocking fee. The Company’s estimate of the reserve is based upon the Company’s most historical experience of actual customer returns.

As of June 30, 2023 and December 31, 2022, refunds payable were $91,212 and $213,930, respectively.

Chargebacks Payable

Once customers successfully dispute chargebacks with the payment processor, the Company returns such funds to the payment processor to return to the customer.

As of June 30, 2023 and December 31, 2022, chargebacks payable were $225,786 and $118,288, respectively.

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

Earnings (Loss) per Share

The Company calculates earnings per share in accordance with Financial Accounting Standards Board (“FASB”) ASC 260, Earnings Per Share, which requires a dual presentation of basic and diluted earnings per share. Basic earnings per share are computed using the weighted average number of shares outstanding during the fiscal year. There were 1,336,163 shares of common stock underlying convertible promissory notes during the six months ended June 30, 2023 that were not included in the computation of diluted Earnings Per Share for the same period, as the inclusion would have been antidilutive, given the Company’s net loss.

Equity Based Payments

The Company accounts for equity-based payment accruals under authoritative guidance as set forth in the Topics of the ASC. The guidance requires all equity-based payments to employees and non-employees, including grants of employee and non-employee stock options and warrants, to be recognized in the consolidated financial statements based at their fair values. The Company applies the provisions of ASC 718, “Compensation - Stock Compensation,” using a modified prospective application, and the Black-Scholes model to value stock options. Under this application, the Company records compensation expense for all awards granted. Compensation costs will be recognized over the period that an employee provides service in exchange for the award. During the six months ended June 30, 2023 and 2022, the Company granted no securities under its 2020 Stock Incentive Plan and 2022 Stock Option Plan.

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

The Company purchases merchandise from six suppliers, and the Company’s three largest suppliers accounted for 95% of total purchases in fiscal 2022. A significant portion of the Company’s inventory is manufactured abroad in Asia. Foreign imports subject the Company to the risks of changes in, or the imposition of new, import tariffs, duties or quotas, new restrictions on imports, loss of “most favored nation” status with the United States for a particular foreign country, antidumping or countervailing duty orders, retaliatory actions in response to illegal trade practices, work stoppages, delays in shipment, freight expense increases, product cost increases due to foreign currency fluctuations or revaluations, public health issues that could lead to temporary closures of facilities or shipping ports, and other economic uncertainties. If a disruption of trade were to occur from the countries in which the suppliers of the Company’s vendors are located, the Company may be unable to obtain sufficient quantities of products to satisfy its requirements, or the cost of obtaining products may increase.

A substantial amount of the Company’s inventory is manufactured abroad. From time to time, shipping ports experience capacity constraints, labor strikes, work stoppages, or other disruptions that may delay the delivery of imported products. A contract dispute may lead to protracted delays in the movement of the Company’s products, which could further delay the delivery of products to the Company’s online stores and impact net sales and profitability. In addition, other conditions outside of the Company’s control, such as adverse weather conditions or acts of terrorism or war, could significantly disrupt operations at shipping ports or otherwise impact transportation of the imported merchandise the Company sells, either through supply chain disruptions or rising freight and fuel costs.

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

Note 3 – Deconsolidation (Sale of Vybe Labs, Inc.)

On June 1, 2023, the Company entered into an Agreement for Purchase and Sale of Stock (the “Vybe Sale Agreement”) with Emblaze One, Inc., a Nevada corporation, (“Emblaze”) wherein the Company sold all 5,000 of its shares of common stock of its wholly owned subsidiary, Vybe Labs, Inc., a Delaware corporation (“Vybe”), as full payment and settlement of a debt in the amount of $1,167,011 owed by the Company to Emblaze under two certain Loan Authorization and Agreements dated April 1, 2022, in the principal amount of $237,610 and December 31, 2022, in the principal amount of $929,401 (collectively, the “Notes”). Emblaze is a company 100% owned by the Company’s Chief Executive Officer, Chairman of the Board of Directors, and majority shareholder, Jaspreet Mathur. Therefore, the Vybe Sale Agreement is a related party transaction which was evaluated by and voted upon by the disinterested board of directors as to whether the transaction was fair, reasonable, at arm’s-length, and in the ordinary course of business.

The transaction is recorded as follows at the date of this transaction:

June 1,
2023

Total assets and liabilities deconsolidated for Vybe:
Total assets	$1,156,733
Total liabilities	(1,356,750)

Net assets (liabilities)	$(241,365)

Total due to and due from between Limitless X and Vybe before deconsolidation:
Due to Emblaze One, Inc. by Limitless X	$1,167,011
Due from Vybe Labs, Inc. by Limitless X	(1,356,750)

Net due to (from)	$(189,739)

Net amount of deconsolidation – Recorded as additional paid-in capital	$56,626

Note 4 – Fair Value Measurements

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

Note 5 – Commitments and Contingencies

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

In accordance with ASC 842, the components of lease expense were as follows:

	For the six months ended
	June 30,
	2023	2022
Operating lease expense	$69,054	$69,054
Total lease expense	$69,054	$69,054

In accordance with ASC 842, other information related to leases was as follows:

	For the six months ended
	June 30,
	2023	2022
Operating cash flows from operating leases	$69,927	$67,890
Cash paid for amounts included in the measurement of lease liabilities	$69,927	$67,890

Weighted-average remaining lease term—operating leases		0.2 Years
Weighted-average discount rate—operating leases		3%

In accordance with ASC 842, maturities of operating lease liabilities as of June 30, 2023 were as follows:

Operating
Year ending:	Lease
2023 (remaining six months)	$23,309
2024	-
2025	-
2026	-
2027	-
Total undiscounted cash flows	$23,309

Reconciliation of lease liabilities:
Weighted-average remaining lease terms	0.2 Years
Weighted-average discount rate	3%
Present values	$23,222

Lease liabilities—current	23,222
Lease liabilities—long-term	-
Lease liabilities—total	$23,222

Difference between undiscounted and discounted cash flows	$87

Contingencies

From time to time, the Company may be involved in certain legal actions and claims arising in the normal course of business. Management is of the opinion that such matters will be resolved without material effect on the Company’s financial condition or results of operations.

Note 6 – Debt

Note payable

March 1, 2021 – $35,000

On March 1, 2021, an individual loaned Prime Time Live, Inc. $35,000 in exchange for an unsecured promissory note that included interest at the rate of 10% per annum on the unpaid principal balance with all unpaid principal and interest due on or before March 1, 2022. The maturity date was extended to May 31, 2023. Interest is due and payable on the first day of each month. As of June 30, 2023 and December 31, 2022, the balance was $35,000 and $35,000, respectively.

Convertible note payables

	June 30,	December 31,
	2023	2022

August 3, 2022 ($5,000,000)	$5,000,000	$5,000,000
August 3, 2022 ($1,000,000)	1,000,000	1,000,000
August 22, 2022 ($500,000)	500,000	500,000
September 22, 2022 ($250,000)	250,000	250,000
September 25, 2022 ($600,000)	600,000	600,000
September 25, 2022 ($600,000)	600,000	600,000
September 29, 2022 ($50,000)	50,000	50,000
September 29, 2022 ($500,000)	500,000	500,000
October 10, 2022 ($500,000)	500,000	500,000
October 13, 2022 ($750,000)	75,000	75,000
October 13, 2022 ($50,000)	50,000	50,000
October 14, 2022 ($50,000)	50,000	50,000
January 4, 2023 ($500,000)	500,000	-

Total convertible note payables (current)	$9,675,000	$9,175,000

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

The conversion price is equal to $0.25 per share of common stock. Any time prior to the Maturity Date, and upon the date of effectiveness of registration of the Notes on a registration statement filed with the Securities and Exchange Commission (the “SEC”), the Note shall automatically convert to shares of common stock of the Company at the Conversion Price (the “Automatic Conversion”); provided however, that in the event that Conversion Shares represent greater than 4.99% of the total shares of common stock of the Company (the portion above 4.99% referred to herein as the “Excess Shares”), then the Automatic Conversion shall only apply to such portion of the Note up to 4.99% and not include the Excess Shares. The Notes are convertible at the option of the Noteholder, in the Noteholder’s sole discretion, in whole or in part, at any time prior to the Maturity Date or payment in full of the Note, whichever occurs first, all or any portion of principal or interest, into shares of common stock of the Company at the Conversion Price.

The Company analyzed the conversion option in the Notes for derivative accounting treatment under ASC Topic 815, “Derivatives and Hedging,” and determined that the instruments do not qualify for derivative accounting.

As of December 31, 2022, the Company received $9,175,000 from a total of 12 accredited investors pursuant to the Convertible Note Offering.

As of June 30, 2023, the Company received $9,675,000 from a total of 13 accredited investors pursuant to the Convertible Note Offering.

Note 7 – Stockholders’ Deficit

Preferred Stock

Class A Convertible Stock

As of June 30, 2023, the Company has authorized 30,000,000 shares of preferred stock. At June 30, 2023 and December 31, 2022, there are a total of 500,000 shares of Class A Convertible Preferred Stock (“Class A”) issued and outstanding. The Class A shares provide that when voting as a single class, the shares shall have the votes and the voting power at all times of at least 60% of the voting power of the Company. Further, the holders of the Class A shares at their discretion , can convert their one share of Class A into two shares of the Company’s common stock, subject to adjustment. In addition, the holder of the shares of Class A is entitled to a liquidation preference of the Company senior to all other securities of the Company.

Common Stock

As of June 30, 2023, the Company has 300,000,000 authorized shares of common stock par value $0.0001 per share. At June 30, 2023 and December 31, 2022, there was a total of 3,976,998 shares and 3,929,834 shares issued and outstanding, respectively.

Common Stock Issued for Services

On May 10, 2022 and June 10, 2022, the Company issued 36,000 and 684 shares of common stock, respectively, for services provided to the Company. These shares were valued at fair value at the time of issuance. On May 31, 2023, the Company issued 47,164 shares of common stock for services provided to the Company.

Note 8 – Equity Based Payments

The Company accounts for equity-based payment accruals under authoritative guidance as set forth in the Topics of the ASC. The guidance requires all equity-based payments to employees and non-employees, including grants of employee and non-employee stock options and warrants, to be recognized in the consolidated financial statements based at their fair values.

Stock Incentive Plans

Effective January 15, 2020, the Company adopted its 2020 Stock Option and Award Plan (the “2020 Stock Incentive Plan”). Under the 2020 Stock Incentive Plan, the Board of Directors may grant options or purchase rights to purchase common stock to officers, employees, and other persons who provide services to the Company or any related company. The participants to whom awards are granted, the type of awards granted, the number of shares covered for each award, and the purchase price, conditions and other terms of each award are determined by the Board of Directors, except that the term of the options shall not exceed ten years. A total of 2,222 shares of the Company’s common stock is reserved for the 2020 Stock Incentive Plan. The shares issued for the 2020 Stock Incentive Plan may be either treasury or authorized and unissued shares. During the six months ended June 30, 2023 and 2022, the Company granted no options under the 2020 Stock Incentive Plan. As of June 30, 2023, there were no shares of common stock granted under the under the 2020 Stock Incentive Plan. On May 4, 2023, the Company terminated the 2020 Stock Incentive Plan.

Effective August 9, 2022, the Company adopted its 2022 Incentive and Nonstatutory Stock Option Plan (the “2022 Stock Option Plan”). Under the 2022 Stock Option Plan, the Board of Directors may grant options to purchase common stock to officers, employees, and other persons who provide services to the Company. A total of 833,333 shares of the Company’s common stock is reserved for the 2022 Stock Option Plan. As of June 30, 2023, there have been no options to purchase shares of common stock granted under the 2022 Stock Option Plan.

Effective August 9, 2022, the Company adopted its 2022 Restricted Stock Plan (the “2022 Restricted Stock Plan”). Under the 2022 Restricted Stock Plan, the Board of Directors may grant restricted stock to officers, directors, and key employees. A total of 833,333 shares of common stock is reserved for the 2022 Restricted Stock Plan. As of June 30, 2023, there have been no shares of common stock granted under the 2022 Restricted Stock Plan.

Note 9 – Related Party Transactions

Consulting Fees

During the three and six months ended June 30, 2023, the Company incurred consulting fees in the amount of $3,000 and $10,000, respectively, to an officer and an officer of one of its affiliates. This compares to $32,500 and $32,500 for the three and six months ended June 30, 2022, respectively.

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

The Company was required to start paying all earned royalties to LPI, Smiles, Divatrim, and Amarose beginning on June 15, 2022. As of June 30, 2023 and December 31, 2022, the royalty payable is in the amount of $1,494,228 and $1,114,403, respectively.

Note payables to shareholder

	June 30,	December 31,
	2023	2022

December 6, 2021 ($50,000)	$50,000	$50,000
February 11, 2022 ($150,000)	150,000	150,000
May 8, 2022 ($550,000)	550,000	550,000
May 9, 2022 ($1,100,000)	1,100,000	1,100,000
May 16, 2022 ($450,000)	450,000	450,000
June 1, 2022 ($500,000)	500,000	500,000
June 30, 2022 ($922,028)	922,028	922,028
August 25, 2022 ($290,000)	290,000	290,000
November 15, 2022 ($450,000)	450,000	450,000
May 16, 2023 ($150,000)	150,000	-
May 18, 2023 ($50,000)	50,000	-
June 5, 2023 ($150,000	150,000	-
June 20, 2023 ($50,000)	50,000	-
Total loan payables to shareholder (current)	$4,862,028	$4,462,028

December 6, 2021 – $50,000

On December 6, 2021, the Company executed loan documents for securing a loan of $50,000 from a shareholder. As of June 30, 2023 and December 31, 2022, the balance was $50,000 and $50,000, respectively. Pursuant to that certain Loan Authorization and Agreement, the Company borrowed an aggregate principal amount of $50,000, with proceeds to be used for working capital purposes. Beginning on June 1, 2022, the loan requires a payment of $4,303 per month which includes principal and interest with an interest rate of 6%. The total balance of principal and interest of $51,640 is due on May 1, 2023.

February 11, 2022 – $150,000

On February 11, 2022, the Company executed loan documents for securing a loan of $150,000 from a shareholder. As of June 30, 2023 and December 31, 2022, the balance was $150,000 and $150,000, respectively. Pursuant to that certain Loan Authorization and Agreement, the Company borrowed an aggregate principal amount of $150,000, with proceeds to be used for working capital purposes. Beginning on June 1, 2022, the loan requires a payment of $12,910 per month which includes principal and interest with an interest rate of 6%. The total balance of principal and interest of $154,920 is due on May 1, 2023.

May 8, 2022 – $550,000

On May 8, 2022, the Company executed loan documents for securing a loan of $550,000 from a shareholder. As of June 30, 2023 and December 31, 2022, the balance was $550,000 and $550,000, respectively. Pursuant to that certain Loan Authorization and Agreement, the Company borrowed an aggregate principal amount of $550,000, with proceeds to be used for working capital purposes. Beginning on June 1, 2022, the loan requires a payment of $47,337 per month which includes principal and interest with an interest rate of 6%. The total balance of principal and interest of $568,038 is due on May 1, 2023.

May 16, 2022 – $1,100,000

On May 16, 2022, the Company executed loan documents for securing a loan of $1,100,000 from a shareholder. As of June 30, 2023 and December 31, 2022, the balance was $1,100,000 and $1,100,000, respectively. Pursuant to that certain Loan Authorization and Agreement, the Company borrowed an aggregate principal amount of $1,100,000, with proceeds to be used for working capital purposes. Interest began accruing at the rate of 8.5% on June 17, 2022.

May 18, 2022 – $450,000

On May 18, 2022, the Company executed loan documents for securing a loan of $450,000 from a shareholder. As of June 30, 2023 and December 31, 2022, the balance was $450,000 and $450,000, respectively. Pursuant to that certain Loan Authorization and Agreement, the Company borrowed an aggregate principal amount of $450,000, with proceeds to be used for working capital purposes. Interest began accruing at the rate of 8.5% on June 19, 2022.

June 1, 2022 – $500,000

On June 1, 2022, the Company executed loan documents for securing a loan of $500,000 from a shareholder. As of June 30, 2023 and December 31, 2022, the balance was $500,000 and $500,000, respectively. Pursuant to that certain Loan Authorization and Agreement, the Company borrowed an aggregate principal amount of $500,000, with proceeds to be used for working capital purposes. Beginning on August 1, 2022, the loan requires a payment of $43,494 per month which includes principal and interest with an interest rate of 8%. The total balance of principal and interest of $521,931 is due on July 1, 2023.

June 30, 2022 – $922,028

On June 30, 2022, the Company executed loan documents for securing a loan of $922,028 from a shareholder. As of June 30, 2023 and December 31, 2022, the balance was $922,028 and $922,028, respectively. Pursuant to that certain Loan Authorization and Agreement, the Company borrowed an aggregate principal amount of $922,028, with proceeds to be used for working capital purposes. Beginning on August 1, 2022, the loan requires a payment of $80,206 per month which includes principal and interest with an interest rate of 8%. The total balance of principal and interest of $962,469 is due on August 1, 2023.

August 25, 2022 – $290,000

On August 25, 2022, the Company executed standard loan documents for securing a loan of $290,000 from a shareholder due on demand. As of June 30, 2023 and December 31, 2022, the balance was $290,000 and $290,000, respectively. Pursuant to that certain Loan Authorization and Agreement, the Company borrowed an aggregate principal amount of $290,000 to be used for working capital purposes and with an interest rate of 10%.

November 15, 2022 – $450,000

On November 15, 2022, the Company executed loan documents for securing a loan of $450,000 from a shareholder due on demand. As of June 30, 2023 and December 31, 2022, the balance was $450,000 and $450,000, respectively. Pursuant to that certain Loan Authorization and Agreement, the Company borrowed an aggregate principal amount of $450,000 to be used for working capital purposes and with an interest rate of 10%.

May 16, 2023 – $150,000

On May 16, 2023, the Company executed loan documents for securing a loan of $150,000 from a shareholder due on demand. As of June 30, 2023, the balance was $150,000. Pursuant to that certain Loan Authorization and Agreement, the Company borrowed an aggregate principal amount of $150,000 to be used for working capital purposes and with an interest rate of 10%.

May 18, 2023 – $50,000

On May 18, 2023, the Company executed loan documents for securing a loan of $50,000 from a shareholder due on demand. As of June 30, 2023, the balance was $50,000. Pursuant to that certain Loan Authorization and Agreement, the Company borrowed an aggregate principal amount of $50,000 to be used for working capital purposes and with an interest rate of 10%.

June 5, 2023 – $150,000

On June 5, 2023, the Company executed loan documents for securing a loan of $150,000 from a shareholder due on demand. As of June 30, 2023, the balance was $150,000. Pursuant to that certain Loan Authorization and Agreement, the Company borrowed an aggregate principal amount of $150,000 to be used for working capital purposes and with an interest rate of 10%.

June 20, 2023 – $50,000

On June 20, 2023, the Company executed loan documents for securing a loan of $50,000 from a shareholder due on demand. As of June 30, 2023, the balance was $50,000. Pursuant to that certain Loan Authorization and Agreement, the Company borrowed an aggregate principal amount of $150,000 to be used for working capital purposes and with an interest rate of 10%.

Note payables to related parties

	June 30,	December 31,
	2023	2022

April 1, 2022 ($237,610)	$-	$237,610
May 10, 2022 ($12,500)	12,500	12,500
May 10, 2022 ($12,500)	12,500	12,500
May 10, 2022 ($20,000)	20,000	20,000
May 31, 2022 ($5,000)	5,000	5,000
May 31, 2022 ($15,000)	15,000	15,000
June 9, 2022 ($15,000)	15,000	15,000
December 31, 2022 ($929,401)	-	929,401
June 30, 2023 ($89,400)	89,400	-

Total note payables to related parties (current)	$169,400	$1,247,011

April 1, 2022 – $237,610

On April 1, 2022, Limitless X executed loan documents for securing a loan of $237,610 from Emblaze One, a company owned by a shareholder. As of June 30, 2023 and December 31, 2022, the balance was $0 and $237,610, respectively.

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

On June 1, 2023, the Company entered into an Agreement for Purchase and Sale of Stock with Emblaze One, Inc., a Nevada corporation, wherein the Company sold all 5,000 of its shares of common stock of its wholly owned subsidiary, Vybe Labs, Inc., a Delaware corporation as full payment and settlement of a debt in the in the principal amount of $237,610 owed by the Company to Emblaze.

May 10, 2022 - $12,500

On May 10, 2022, a related party of the Company loaned Prime Time Live, Inc. $12,500 in exchange for a promissory note that includes interest at the rate of 10% per annum on the unpaid principal balance with all unpaid principal and interest due on or before May 10, 2023. Interest began accruing at the rate of 10% on May 10, 2022. As of June 30, 2023 and December 31, 2022, the balance was $12,500 and $12,500, respectively.

May 10, 2022 - $12,500

On May 10, 2022, a related party of the Company loaned Prime Time Live, Inc. $12,500 in exchange for a promissory note that includes interest at the rate of 10% per annum on the unpaid principal balance with all unpaid principal and interest due on or before May 10, 2023. Interest began accruing at the rate of 10% on May 10, 2022. As of June 30, 2023 and December 31, 2022, the balance was $12,500 and $12,500, respectively.

May 10, 2022 - $20,000

On May 10, 2022, a related party of the Company loaned Prime Time Live, Inc. $20,000 in exchange for a promissory note that included interest at the rate of 10% per annum on the unpaid principal balance with all unpaid principal and interest due on or before May 10, 2023. Interest began accruing at the rate of 10% on May 10, 2022. As of June 30, 2023 and December 31, 2022, the balance was $20,000 and $20,000, respectively.

May 31, 2022 - $5,000

On May 31, 2022, a related party of the Company loaned Prime Time Live, Inc. $5,000 in exchange for a promissory note that included interest at the rate of 10% per annum on the unpaid principal balance with all unpaid principal and interest due on or before May 31, 2023. Interest began accruing at the rate of 10% on May 31, 2022. As of June 30, 2023 and December 31, 2022, the balance was $5,000 and $5,000, respectively.

May 31, 2022 - $15,000

On May 31, 2022, a related party of the Company loaned Prime Time Live, Inc. $15,000 in exchange for a promissory note that included interest at the rate of 10% per annum on the unpaid principal balance with all unpaid principal and interest due on or before May 31, 2023. Interest will began accruing at the rate of 10% on May 31, 2022. As of June 30, 2023 and December 31, 2022, the balance was $15,000 and $15,000, respectively.

June 9, 2022 - $15,000

On May 10, 2022, a related party of the Company loaned Prime Time Live, Inc. $15,000 in exchange for a promissory note that included interest at the rate of 10% per annum on the unpaid principal balance with all unpaid principal and interest due on or before May 10, 2023. Interest began accruing at the rate of 10% on May 10, 2022. As of June 30, 2023 and December 31, 2022, the balance was $15,000 and $15,000, respectively.

December 31, 2022 - $929,401

On December 31, 2022, the Company executed loan documents for securing a loan of $929,401 from Emblaze One, a company owned by a shareholder. As of June 30, 2023 and December 31, 2022, the balance was $0 and $929,401, respectively.

Pursuant to that certain Loan Authorization and Agreement, the Company borrowed an aggregate principal amount of $929,401 with an interest rate of 8% to be used for working capital purposes due on December 1, 2023.

On June 1, 2023, the Company entered into an Agreement for Purchase and Sale of Stock with Emblaze One, Inc., a Nevada corporation, wherein the Company sold all 5,000 of its shares of common stock of its wholly owned subsidiary, Vybe Labs, Inc., a Delaware corporation as full payment and settlement of a debt in the in the principal amount of $237,610 owed by the Company to Emblaze.

June 30, 2023 - $89,400

On June 30, 2023, the Company executed loan documents for securing a loan of $89,400 from Emblaze One, a company owned by a shareholder a shareholder due on demand. As of June 30, 2023, the balance was $89,400.

Pursuant to that certain Loan Authorization and Agreement, the Company borrowed an aggregate principal amount of $89,400 with an interest rate of 10% due on demand.

Note 10 – Subsequent Events

The Company evaluated all events or transactions that occurred after June 30, 2023. During this period, the Company did not have any material recognizable subsequent events required to be disclosed.

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

On June 10, 2022, Bio Lab changed its name to Limitless X Holdings Inc. (“we,” “us,” or “our”).

RESULTS OF OPERATION

For the Three Months Ended June 30, 2023 Compared to the Three Months Ended June 30, 2022

	For the three months ended June 30,				Changes
	2023		2022
	Amount	% of Sales	Amount	% of Sales	Amount	%
Revenue
Product sales	$6,283,490	71%	$8,192,695	73%	$(1,909,205)	-23%
Service revenue	2,505,240	29%	2,965,200	27%	(459,960)	-16%
Rentals	-	0%	5,000	0%	(5,000)	-100%
Total revenue	8,788,730	100%	11,162,895	100%	(2,374,165)	-21%

Cost of sales
Cost of sales	1,842,957	21%	1,917,448	17%	(74,491)	-4%
Cost of sales - other	-	0%	358	0%	(358)	-100%
Total cost of sales	1,842,957	21%	1,917,806	17%	(74,849)	-4%

Gross profit	6,945,773	79%	9,245,089	83%	(2,299,316)	-25%

Operating expenses:
General and administrative	496,553	6%	397,507	4%	99,046	25%
Advertising and marketing	6,596,172	75%	11,969,603	107%	(5,373,431)	-45%
Stock compensation for services	141,020	2%	1,117,782	10%	(976,762)	-87%
Transaction fees	673,578	8%	572,345	5%	101,233	18%
Merchant fees	344,084	4%	384,810	3%	(40,726)	-11%
Royalty fees	95,197	1%	232,121	2%	(136,924)	-59%
Professional fees	580,960	7%	623,482	6%	(42,522)	-7%
Payroll and payroll taxes	735,918	8%	63,249	1%	672,669	1064%
Rent	44,733	1%	37,136	0%	7,597	20%
Bad debt expense	-	0%	-	0%	-	N/A
Consulting fees, related party	3,000	0%	32,500	0%	(29,500)	-91%
Total operating expenses	9,711,215	110%	15,430,535	138%	(5,719,320)	-37%

Income (loss) from operations	(2,765,442)	-31%	(6,185,446)	-55%	3,420,004	-55%

Other income (expense)
Interest expense	(230,133)	-3%	(13,108)	0%	(217,025)	1656%
Other income	-	0%	57,756	1%	(57,756)	-100%
Gain on disposal of assets	-	0%	28,397	0%	(28,397)	-100%
Total other income (expense), net	(230,133)	-3%	73,045	1%	(303,178)	-415%

Income (loss) before income taxes	(2,995,575)	-34%	(6,112,401)	-55%	3,116,826	-51%

Income tax provision	-	0%	(75,552)	-1%	75,552	N/A

Net income (loss)	$(2,995,575)	-34%	$(6,036,849)	-54%	$3,041,274	-50%

Product Sales - Our product sales decreased by 23% to $6.3 million for the three months ended June 30, 2023 as compared to $8.2 million for the three months ended June 30, 2022. In 2023, there was a shift in our marketing strategies, including a change in performance marketers.

Service Revenue - Our service revenue decreased by $459,960 to $2.5 million for the three months ended June 30, 2023 as compared to $3.0 for the three months ended June 30, 2022. Our service revenue decrease was primarily due to a shift in or marketing strategies.

Cost of Sales - Our cost of sales decreased from $1.9 million, 17% of sales in the three months ended June 30, 2022, to $1.8 million, 21% of sales in the three months ended June 30, 2023. This decrease was primarily due to our new product lines that began being sold in with lower margins. As operations increased during the period, so did our costs for freight, inventory, and other supplies.

Gross Profit - Gross profit for the three months ended June 30, 2023 was $6.9 million compared to $9.2 million for the three months ended June 30, 2022. The decrease in gross profit of $2.3 million was primarily a shift in our marketing strategies, including a change in performance marketers.

Operating Expenses - During the three months ended June 30, 2023, we recognized $9.7 million in operating expenses compared to $15.4 million for the three months ended June 30, 2022. The decrease of $8.4 million in operating expenses was primarily due to advertising, marketing, payroll, transaction fees, merchant fees, and royalty fees.

●	Our advertising and marketing expense decreased by $5.4 million due to a shift in marketing strategies from relying on performance marketers and celebrity endorsements.
●	The increase in transaction payroll is related to accruals of unpaid salaries.
●	The increase in transaction fees and merchant fees are directly related to the increased number of transactions during the three months ended June 30, 2023.
●	Beginning on April 1, 2022, we began accruing royalties of 4.0% of gross sales (excluding returns, chargebacks, and other such allowances) pursuant to the manufacturing and distributorship license agreements. During the three months ended June 30, 2023, the royalty fees decreased by $136,924 from the three months ended June 30, 2022.

For the Six Months Ended June 30, 2023 Compared to the Six Months Ended June 30, 2022

	For the six months ended June 30,				Changes
	2023		2022
	Amount	% of Sales	Amount	% of Sales	Amount	%
Revenue
Product sales	$12,846,527	82%	$15,268,057	98%	$(2,421,530)	-16%
Service revenue	2,797,004	18%	2,965,200	19%	(168,196)	-6%
Rentals	15,000	0%	5,000	0%	10,000	200%
Total revenue	15,658,531	100%	18,238,257	116%	(2,579,726)	-14%

Cost of sales
Cost of sales	3,072,851	20%	2,799,997	18%	272,854	10%
Cost of sales - other	-	0%	358	0%	(358)	-100%
Total cost of sales	3,072,851	20%	2,800,355	18%	272,496	10%

Gross profit	12,585,680	80%	15,437,902	99%	(2,852,222)	-18%

Operating expenses:
General and administrative	1,082,759	7%	429,041	3%	653,718	152%
Advertising and marketing	16,651,676	106%	17,213,281	110%	(561,605)	-3%
Stock compensation for services	141,020	1%	1,117,782	7%	(976,762)	-87%
Transaction fees	1,084,846	7%	586,826	4%	498,020	85%
Merchant fees	1,057,278	7%	739,493	5%	317,785	43%
Royalty fees	379,825	2%	232,121	1%	147,704	64%
Professional fees	1,120,117	7%	667,982	4%	452,135	68%
Payroll and payroll taxes	2,071,845	13%	133,671	1%	1,938,174	1450%
Rent	85,792	1%	80,393	1%	5,399	7%
Bad debt expense	232,374	1%	-	0%	232,374	N/A
Consulting fees, related party	10,000	0%	32,500	0%	(22,500)	-69%
Total operating expenses	23,917,532	153%	21,233,090	136%	2,684,442	13%

Income (loss) from operations	(11,331,852)	-72%	(5,795,188)	-37%	(5,536,664)	96%

Other income (expense)
Interest expense	(455,760)	-3%	(13,108)	0%	(442,652)	3377%
Other income	-	0%	57,756	0%	(57,756)	-100%
Gain on disposal of assets	-	0%	28,397	0%	(28,397)	-100%
Total other income (expense), net	(455,760)	-3%	73,045	0%	(528,805)	-724%

Income (loss) before income taxes	(11,787,612)	-75%	(5,722,143)	-37%	(6,065,469)	106%

Income tax provision	48	0%	6,402	0%	(6,354)	N/A

Net income (loss)	$(11,787,660)	-75%	$(5,728,545)	-37%	$(6,059,115)	106%

Product Sales - Our product sales decreased by 16% to $12.8 million for the six months ended June 30, 2023 as compared from $15.3 million for the six months ended June 30, 2022. In 2023, there was a shift in our marketing strategies, including a change in performance marketers.

Service Revenue - Our service revenue decreased by $168,196 to $2.8 million for the six months ended June 30, 2023 as compared to $3.0 million for the six months ended June 30, 2022. Our service revenue decrease was primarily due to a shift in our marketing strategies.

Cost of Sales - Our cost of sales increased from $2.8 million, 18% of sales for the six months ended June 30, 2022, to $3.1 million, 20% of sales for the six months ended June 30, 2023. This increase was primarily due to our new product lines that began being sold in with lower margins. As operations increased during the period, so did our costs for freight, inventory, and other supplies.

●	For the six months ended June 30, 2023, the average rate of return was 23%. Historically, the average return period is about two weeks from the sale of a product for the current period. For the six months ended June 30, 2023, the Company determined the refund reserve to be $91,212 by using the last two weeks of sales of the period of $398,972 with the average rate of return of 23% for the six months ended June 30, 2023.

●	For the six months ended June 30, 2023, the average rate of chargebacks is 57%. Historically, the average chargeback period coincided with the return period and is about two weeks. For the six months ended June 30, 2023, the Company determined the chargeback reserve to be $225,786 by using the last two weeks of sales of the period of $398,972 with the average rate of chargebacks of 57% for the six months ended June 30, 2023.

Gross Profit - Gross profit for the six months ended June 30, 2023 was $12.6 million compared to $15.4 million for the six months ended June 30, 2022. The decrease in gross profit of $2.9 million was primarily a shift in our marketing strategies, including a change in performance marketers.

Operating Expenses - During the six months ended June 30, 2023, we recognized $23.9 million in operating expenses compared to $21.2 million for the six months ended June 30, 2022. The increase of $2.8 million in operating expenses was primarily due to advertising and marketing, payroll, transaction fees, merchant fees, royalty fees, and bad debt expense.

●	Our advertising and marketing expense decreased by $561,605 due to a shift in marketing strategies from relying on performance marketers.
●	The increase in transaction payroll is related to accruals of unpaid salaries.
●	The increase in transaction fees and merchant fees are directly related to the increased number of transactions during the six months ended June 30, 2023.
●	The increase of $232,374 in bad debt expense was due to accounts receivable being deemed uncollectible.
●

Beginning on April 1, 2022, we began accruing royalties of 4.0% of gross sales (excluding returns, chargebacks, and other such allowances) pursuant to manufacturing and distributorship license agreements. During the three months ended June 30, 2023, the royalty fees increased by $147,704 from the six months ended June 30, 2022.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

During the six months ended June 30, 2023, net cash used in operating activities was $5.6 million. The cash used in operating activities was primarily due to net loss and timing of settlement of assets and liabilities.

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2023 was $1,604.

Financing Activities

Net cash used in financing activities for the six months ended June 30, 2023 was $177,611. This amount was incurred by increased borrowings from investors and settlement of debt related to the Vybe Sale.

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

Based on management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as a result of the material weakness described below, as of June 30, 2023, our disclosure controls and procedures were not designed at a reasonable assurance level and are ineffective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

LIMITLESS X HOLDINGS INC.
(Registrant)

Dated: August 14, 2023	By:	/s/ Jaspreet Mathur
Jaspreet Mathur
(Chief Executive Officer,
Principal Executive Officer)

Dated: August 14, 2023	By:	/s/ Benjamin Chung
Benjamin Chung
(Chief Financial Officer, Principal Financial Officer and Principal Accounting Officer)

