Form 10-Q
period 2023-09-30
Limitless X Holdings Inc.
filed 2023-11-20
CIK 1803977

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 15, 2023, there were 3,976,998 shares of the registrant’s common stock, $0.0001 par value, issued and outstanding.

i

LIMITLESS X HOLDINGS INC.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

LIMITLESS X HOLDINGS INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2023	December 31, 2022
	(unaudited)	(audited)
ASSETS

Current Assets:
Cash	$85,529	$5,843,323
Accounts receivables, net of allowance for doubtful accounts of $232,374 and $0, respectively	225,484	895,713
Holdback receivables, net of allowance for doubtful accounts of $0 and $1,300,855, respectively	2,350,060	1,043,991
Inventories	2,391,451	3,855,946
Due from related party	2,514	-
Total current assets	5,055,038	11,638,973

Non-Current Assets:
Operating lease right-of-use asset, net	-	91,032
Property and equipment, net	30,526	32,256
Other assets	57,182	78,965
Total non-current assets	87,708	202,253

Total assets	$5,142,746	$11,841,226

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable and accrued expenses	$7,836,967	$2,419,051
Current portion of operating lease liabilities	-	92,195
Royalty payable	1,512,552	1,114,403
Refunds payable	34,673	213,930
Chargebacks payable	381,640	118,288
Income tax payable	17,056	17,056
Note payable	35,000	35,000
Convertible notes payable	9,675,000	9,175,000
Notes payable to stockholder	5,950,845	4,462,028
Notes payable to related parties	80,000	1,247,011

Total current liabilities	25,523,733	18,893,962
Total liabilities	25,523,733	18,893,962

Commitments and contingencies

Stockholders’ deficit
Preferred Stock - $0.0001 par value; 30,000,000 authorized shares; 500,000 shares issued and outstanding at September 30, 2023 and December 31, 2022	50	50
Common Stock- $0.0001 par value; 300,000,000 authorized shares; 3,976,998 shares and 3,929,834 issued at September 30, 2023 and December 31, 2022, respectively	399	394
Additional paid-in-capital	3,107,177	2,966,162
Retained earnings	(23,488,613)	(10,019,342)
Total stockholders’ deficit	(20,380,987)	(7,052,736)

Total liabilities and stockholders’ deficit	$5,142,746	$11,841,226

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LIMITLESS X HOLDINGS INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three months ended September 30,		For the nine months ended September 30,
	2023	2022	2023	2022

Revenue
Product sales	$1,005,924	$12,114,278	$13,852,451	$27,382,335
Service revenue	1,261,814	9,378,900	4,058,818	12,344,100
Rentals	-	2,500	15,000	7,500
Total revenue	2,267,738	21,495,678	17,926,269	39,733,935

Cost of sales
Cost of sales	644,365	3,037,997	3,717,216	5,837,994
Cost of sales - other	-	-	-	358
Total cost of sales	644,365	3,037,997	3,717,216	5,838,352

Gross profit	1,623,373	18,457,681	14,209,053	33,895,583

Operating expenses:
General and administrative	(1,129)	660,068	1,051,630	1,089,109
Advertising and marketing	1,873,612	17,163,099	18,525,288	34,376,380
Stock compensation for services	-	-	141,020	1,117,782
Transaction fees	75,050	1,401,892	1,159,896	1,988,718
Merchant fees	41,370	917,427	1,098,648	1,656,920
Royalty fees	18,324	472,082	398,149	704,203
Professional fees	91,642	272,963	1,211,759	940,945
Payroll and payroll taxes	859,512	258,934	2,931,357	392,605
Rent	37,609	41,177	123,401	121,570
Bad debt expense	-	-	232,374	-
Consulting fees, related party	-	6,000	10,000	38,500
Total operating expenses	2,995,990	21,193,642	26,883,522	42,426,732

Loss from operations	(1,372,617)	(2,735,961)	(12,674,469)	(8,531,149)

Other income (expense)
Interest expense	(275,856)	(68,286)	(731,616)	(81,394)
Loss on debt settlement	-	-	(142,551)	-
Other income	-	-	-	57,756
Other expense	(132,000)	-	(162,000)	-
Gain on disposal of assets	-	-	-	28,397
Total other income (expense), net	(407,856)	(68,286)	(1,036,167)	4,759

Loss before income taxes	(1,780,473)	(2,804,247)	(13,710,636)	(8,526,390)

Income tax provision	(48)	-	-	6,402

Gain on deconsolidation of subsidiary	-	-	241,365	-

Net loss	$(1,780,425)	$(2,804,247)	$(13,469,271)	$(8,532,792)

Net loss per common share - basic and diluted	$(0.45)	$(0.74)	$(3.41)	$(4.28)

Weighted average number of common shares	3,977,497	3,789,565	3,950,911	1,995,073

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LIMITLESS X HOLDINGS INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Preferred Stock		Common Stock		Additional Paid-In	Retained	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity

Balance at December 31, 2022	500,000	$50	3,929,834	$394	$2,966,162	$(10,019,342)	$(7,052,736)

Issuance of common stock for services	-	-	47,164	5	141,015	-	141,020

Net loss	-	-	-	-	-	(13,469,271)	(13,469,271)

Balance at September 30, 2023 (unaudited)	500,000	$50	3,976,998	$399	$3,107,177	$(23,488,613)	$(20,380,987)

	Preferred Stock		Common Stock		Additional Paid-In	Retained	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity

Balance at June 30, 2023 (unaudited)	500,000	$50	3,976,998	$399	$3,107,177	$(21,708,188)	$(18,600,562)

Net loss	-	-	-	-	-	(1,780,425)	(1,780,425)

Balance at September 30, 2023 (unaudited)	500,000	$50	3,976,998	$399	$3,107,177	$(23,488,613)	$(20,380,987)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LIMITLESS X HOLDINGS INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Preferred Stock		Common Stock		Common Stock Issuable		Additional Paid-In	Retained	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Equity

Balance at December 31, 2021	500,000	$50	3,496,150	$350	397,000	$40	$1,848,384	$4,664	$1,853,488

Issuance of common stock	-	-	97,000	10	(97,000)	(10)	-	-	-

Issuance of common stock issuable	-	-	300,000	30	(300,000)	(30)	-	-	-

Issuance of common stock for services	-	-	36,684	4	-	-	1,117,778	-	1,117,782

Net loss	-	-	-	-	-	-	-	(8,532,792)	(8,532,792)

Balance at September 30, 2022	500,000	$50	3,929,834	$394	-	$-	$2,966,162	$(8,528,128)	$(5,561,522)

	Preferred Stock		Common Stock		Additional Paid-In	Retained	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity

Balance at June 30, 2022	500,000	$50	3,929,834	$394	$2,966,162	$(5,723,881)	$(2,757,275)

Net loss	-	-	-	-	-	(2,804,247)	(2,804,247)

Balance at September 30, 2022	500,000	$50	3,929,834	$394	$2,966,162	$(8,528,128)	$(5,561,522)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LIMITLESS X HOLDINGS INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the nine months ended September 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(13,469,271)	$(8,532,792)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	3,334	3,613
Common stock issued for professional fees	141,020	1,117,782
Loss on settlement of debt	142,551	-
Gain on deconsolidation of subsidiary	(241,365)	-
Changes in assets and liabilities:
Accounts receivables, net	192,121	(258,820)
Holdback receivables	(1,306,069)	(2,180,270)
Inventories	868,324	172,813
Due from related party	(2,514)	-
Other assets	21,783	(75,811)
Accounts payable and accrued expenses	5,463,942	1,967,850
Refunds payable	(179,257)	165,550
Royalty payable	398,149	704,203
Chargebacks payable	263,352	153,969
Net cash used in operating activities	(7,703,900)	(6,761,913)

Cash flows from investing activities:
Purchases of equipment	(1,604)	-
Proceeds from disposition of asset	-	28,397
Net cash provided by (used in) financing activities	(1,604)	28,397

Cash flows from financing activities:
Proceeds from convertible debt	500,000	3,585,000
Proceeds from borrowings from stockholder	1,488,817	3,672,028
Proceeds from borrowings from related parties	-	317,610
Net cash provided by financing activities	1,988,817	7,574,638

Net increase (decrease) in cash	(5,716,687)	841,122

Deconsolidation - Cash	(41,107)	-

Cash – beginning of period	5,843,323	78,856

Cash – end of period	$85,529	$919,978

Supplemental disclosures of cash flow information
Cash paid during the periods for:
Interest	$2,334	$1,125
Income taxes	$-	$-

Non-cash investing and financing activities:
Due to Emblaze One, Inc. by Limitless X	$1,167,011	$-
Due from Vybe Labs, Inc. by Limitless X	$(1,356,750)	$-

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

The Company (as defined below) is a lifestyle brand, focused in the health and wellness industry. Initially, the Company focused on nutritional supplements, wellness studies, and interactive training videos and has since focused its business on performance marketing, sales of digital services, and sales of products. The Company’s mission is to provide businesses a turnkey solution to sell their products. Company teams include sales, marketing, user interface design (UI), user experience design (UX), fulfillment, customer support, labeling, product manufacturing, consulting, retailing, and payment processing, among others.

The Company currently offers products online only. The Company has manufacturing and distribution licensing agreements to market, manufacture, sell, and distribute branded products on behalf of its clients. The Company orders products from third party partner manufacturers that make the products according to the Company’s custom formulations, and brands them using the Company’s licensed trademarks. Products are then marketed and sold direct to consumers online. Orders are fulfilled and shipped directly from the Company’s licensors. The Company plans to offer global marketing services across all areas of the sales process, including market research, brand and product development, and digital advertising operating as an integrated marketing agency.

The Company operates in the following product and service sectors: (i) health products and (ii) digital marketing services. The health products sector included the sales of health products in two primary vertical markets: (1) health & wellness; and (2) beauty & skincare. The digital marketing service sector includes digital marketing; digital and print design; social media marketing; and direct-to-consumer marketing.

Note 2 – Summary of Significant Accounting Policies

Principles of Consolidation and Reporting

The accompanying consolidated financial statements include the accounts of Limitless X Holdings Inc. (a holding company) and its wholly owned operating subsidiaries: Limitless X, Inc. and Prime Time Live, Inc. (collectively, the “Company”). All intercompany balances have been eliminated during consolidation.

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

Concentration of Credit Risk

The Company offers its products and services to a large number of customers. The risk of non-payment by these customers is considered minimal and the Company does not generally obtain collateral for sales. The Company continually monitors the credit standing of its customers.

Accounts Receivable, net

Accounts receivable, net consists primarily of trade receivables, net of allowances for doubtful accounts. The Company sells its products for cash or on credit terms, which are established in accordance with local and industry practices and typically require payment within 30 days of delivery. The Company estimates its allowance for doubtful accounts and the related expected credit loss based upon the Company’s historical credit loss experience, adjusted for asset-specific risk characteristics, current economic conditions, and reasonable forecasts. Accounts receivables are written off when determined to be uncollectible. For the nine months ended September 30, 2023, the Company required an allowance for doubtful accounts of $232,374.

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

The total holdback receivables balance reflects the 0 to 10% reserve on gross sales and additional reserves by the third-party processor for additional returns and chargebacks if needed. Based on aging of the holdback receivables, the Company has determined that an allowance for doubtful accounts of $1,300,855 or 55% of holdback receivables should be deemed uncollectible recorded as bad debt expense. Thus, the adjusted holdback receivables balance was $1,043,991 as of December 31, 2022. As of September 30, 2023, the holdback receivables balance was $2,350,060.

Inventories

Inventories are valued at the lower of cost or net realizable value on a first-in, first-out basis, adjusted for the value of inventory that is determined to be excess, obsolete, expired, or unsaleable. Inventories primarily consisted of finished goods.

Advertising and Marketing

Advertising and marketing costs are charged to expense as incurred. Advertising and marketing costs were approximately $18,525,288 and $34,376,380 for the nine months ended September 30, 2023 and 2022, respectively, and are included in operating expenses in the accompanying statement of income.

Property and Equipment

Property and equipment are recorded at cost and consists of screen video and related equipment. Expenditures for major additions and improvements are capitalized and minor replacements, maintenance, and repairs are charged to expense as incurred. When property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the results of operations for the respective period. Depreciation of property and equipment is over the estimated useful life of five to ten years using the straight-line method for consolidated financial statement purposes.

	September 30,	December 31,
	2023	2022

Machinery and equipment	$39,067	$37,463
Total	39,067	37,463

Less: accumulated depreciation	(8,541)	(5,207)

Total property and equipment, net	$30,526	$32,256

Depreciation expense for the three months ended September 30, 2023 and 2022 was $1,117 and $1,036, respectively. Depreciation expense for the nine months ended September 30, 2023 and 2022 was $3,334 and $4,649, respectively.

Revenue Recognition

Product Sales

The Company recognizes revenue when performance obligations under the terms of a contract with a customer are satisfied. The Company has determined that fulfilling and delivering products is a single performance obligation. Revenue is recognized at the point in time when the Company has satisfied its performance obligation and the customer has obtained control of the products. This generally occurs when the product is delivered to or picked up by the customer based on applicable shipping terms, which is typically within 15 days. Revenue is measured as the amount of consideration expected to be received in exchange for fulfilled product orders.

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

Revenue related to digital marketing is recognized over time as services are provided to the customer. The Company sells digital marketing, digital and print design, social media marketing, and direct-to-consumer marketing and thus uses standalone selling prices as the basis for revenue. Payment for digital marketing services is typically received at the point when control transfers to the customer or in accordance with payment terms customary to the business. There was no deferred revenue related to services revenue as of September 30, 2023 and December 31, 2022.

Cost of Sales

Cost of sales includes the cost of inventory sold during the period, as well as commission fees, returns, chargebacks, distribution, and shipping and handling costs. The amount shown is net of various rebates from third-party vendors in the form of payments.

Refunds Payable

If customers are not satisfied for any reason, they may request a full refund, processed to the original form of payment, within 30 days from the order date. If the order has already been shipped, the Company charges a 20% restocking fee. The Company’s estimate of the reserve is based upon the Company’s most historical experience of actual customer returns.

As of September 30, 2023 and December 31, 2022, refunds payable were $34,673 and $213,930, respectively.

Chargebacks Payable

Once customers successfully dispute chargebacks with the payment processor, the Company returns such funds to the payment processor to return to the customer.

As of September 30, 2023 and December 31, 2022, chargebacks payable were $381,640 and $118,288, respectively.

Other Comprehensive Loss

The Company has no material components of other comprehensive loss and accordingly, net loss is equal to comprehensive loss for the period.

Convertible Debt

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

If the conversion feature does not qualify for derivative treatment, the convertible debt is treated as traditional debt.

Income Taxes

The accounting standard on accounting for uncertainty in income taxes addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under that guidance, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained upon examination by taxing authorities based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement.

Earnings (Loss) per Share

The Company calculates earnings per share in accordance with Financial Accounting Standards Board (“FASB”) ASC 260, Earnings Per Share, which requires a dual presentation of basic and diluted earnings per share. Basic earnings per share are computed using the weighted average number of shares outstanding during the fiscal year. There were 1,336,163 shares of common stock underlying convertible promissory notes during the nine months ended September 30, 2023 that were not included in the computation of diluted Earnings Per Share for the same period, as the inclusion would have been antidilutive, given the Company’s net loss.

Equity Based Payments

The Company accounts for equity-based payment accruals under authoritative guidance as set forth in the Topics of the ASC. The guidance requires all equity-based payments to employees and non-employees, including grants of employee and non-employee stock options and warrants, to be recognized in the consolidated financial statements based at their fair values. The Company applies the provisions of ASC 718, “Compensation - Stock Compensation,” using a modified prospective application, and the Black-Scholes model to value stock options. Under this application, the Company records compensation expense for all awards granted. Compensation costs will be recognized over the period that an employee provides service in exchange for the award. During the nine months ended September 30, 2023 and 2022, the Company granted no securities under its 2020 Stock Incentive Plan, 2022 Restricted Stock Plan, and 2022 Stock Option Plan.

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

The Company purchases merchandise from six suppliers, and the Company’s three largest suppliers accounted for 95% of total purchases for the year ended December 31, 2022. A significant portion of the Company’s inventory is manufactured in Asia. Foreign imports subject the Company to the risks of changes in, or the imposition of new, import tariffs, duties or quotas, new restrictions on imports, loss of “most favored nation” status with the United States for a particular foreign country, antidumping or countervailing duty orders, retaliatory actions in response to illegal trade practices, work stoppages, delays in shipment, freight expense increases, product cost increases due to foreign currency fluctuations or revaluations, public health issues that could lead to temporary closures of facilities or shipping ports, and other economic uncertainties. If a disruption of trade were to occur from the countries in which the suppliers of the Company’s vendors are located, the Company may be unable to obtain sufficient quantities of products to satisfy its requirements, or the cost of obtaining products may increase.

A substantial amount of the Company’s inventory is manufactured in Asia. From time to time, shipping ports experience capacity constraints, labor strikes, work stoppages, or other disruptions that may delay the delivery of imported products. A contract dispute may lead to protracted delays in the movement of the Company’s products, which could further delay the delivery of products to the Company’s online stores and impact net sales and profitability. In addition, other conditions outside of the Company’s control, such as adverse weather conditions or acts of terrorism or war, could significantly disrupt operations at shipping ports or otherwise impact transportation of the imported merchandise the Company sells, either through supply chain disruptions or rising freight and fuel costs.

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

Recent Accounting Pronouncements

In December 2019, FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which amends existing guidance related to the accounting for income taxes. This ASU is intended to simplify the accounting for income taxes by removing certain exceptions to the general principles of accounting for income taxes and to improve the consistent application of GAAP for other areas of accounting for income taxes by clarifying and amending existing guidance. This ASU is effective for fiscal years beginning after December 15, 2020. The Company is currently evaluating the effects the adoption of this guidance will have on the financial statements and does not expect that the adoption of this ASU will be material to its financial statements.

Note 3 – Deconsolidation (Sale of Vybe Labs, Inc.)

On June 1, 2023, the Company entered into an Agreement for Purchase and Sale of Stock (the “Vybe Sale Agreement”) with Emblaze One, Inc., a Nevada corporation, (“Emblaze”) wherein the Company sold all 5,000 of its shares of common stock of its wholly owned subsidiary, Vybe Labs, Inc., a Delaware corporation (“Vybe”). Emblaze is a company 100% owned by the Company’s Chief Executive Officer, Chairman of the Board of Directors, and majority shareholder, Jaspreet Mathur.

The transaction is recorded as follows at the date of this transaction:

June 1,
2023

Total assets and liabilities deconsolidated for Vybe:
Total assets	$1,156,733
Total liabilities	(1,356,750)

Net assets (liabilities)	$(241,365)

Net amount of deconsolidation – Recorded as a Gain on Deconsolidation of Subsidiary	$241,365

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

Note 6 – Note Payable

On March 1, 2021, an individual loaned Prime Time Live, Inc. $35,000 in exchange for an unsecured promissory note, with interest at a rate of 10% per annum, and a maturity date of March 1, 2022, which was then extended to May 31, 2023. Interest is due and payable on the first day of each month. As of September 30, 2023 and December 31, 2022, the balance was $35,000 and $35,000, respectively.

Note 7 – Convertible Notes Payable

Convertible notes payable consisted of the following:

	September 30,	December 31,
	2023	2022

August 3, 2022 ($5,000,000)	$5,000,000	$5,000,000
August 3, 2022 ($1,000,000)	1,000,000	1,000,000
August 22, 2022 ($500,000)	500,000	500,000
September 22, 2022 ($250,000)	250,000	250,000
September 25, 2022 ($600,000)	600,000	600,000
September 25, 2022 ($600,000)	600,000	600,000
September 29, 2022 ($50,000)	50,000	50,000
September 29, 2022 ($500,000)	500,000	500,000
October 10, 2022 ($500,000)	500,000	500,000
October 13, 2022 ($750,000)	75,000	75,000
October 13, 2022 ($50,000)	50,000	50,000
October 14, 2022 ($50,000)	50,000	50,000
January 4, 2023 ($500,000)	500,000	-

Total convertible notes payable (current)	$9,675,000	$9,175,000

From August 3, 2022 through January 4, 2023, the Company conducted a convertible note offering for a maximum offering of $15,000,000 and a minimum of $2,000,000 (the “Convertible Note Offering”).

Pursuant to the terms of the Convertible Note, the principal amount of the Note that may be outstanding from time to time bears interest per annum until paid in full at a rate equal to 6%, compounded annually. The principal and interest of the Note was due and payable to the noteholder on the one-year anniversary of the date of the Note (the “Maturity Date”) unless all principal and interest due under the Note had been converted by the Maturity Date.

The conversion price was equal to $0.25 per share of common stock. The Notes had an automatic conversion upon the date of effectiveness of registration of the Notes on a registration statement filed with the Securities and Exchange Commission (the “SEC”), and were subject to a 4.99% beneficial ownership limitation. The Notes were convertible into shares of common stock at the option of the Noteholder at any time prior to the Maturity Date.

The Company analyzed the conversion option in the Notes for derivative accounting treatment under ASC Topic 815, “Derivatives and Hedging,” and determined that the instruments do not qualify for derivative accounting.

As of December 31, 2022, the Company received $9,175,000 from a total of 12 accredited investors pursuant to the Convertible Note Offering.

As of September 30, 2023, the Company received $9,675,000 from a total of 13 accredited investors pursuant to the Convertible Note Offering.

On October 1, 2023, the Company entered into Conversion Agreements with each of the convertible noteholders to convert their respective notes into shares of Class B Preferred Stock. Pursuant to the Conversion Agreements, each noteholder agreed to receive one share of Class B Stock for each $2.00 of principal and unpaid interest accrued through the closing date of the Conversion Agreement. As of the closing date of the Conversion Agreement, and each of them, no portion of any of the Notes had been converted into shares of the Company’s common stock.

Note 8 – Loss on Settlement of Debt

On June 1, 2023, the Company agreed to a settlement of a debt in the amount of $1,167,011 and interest payable of $47,188 owed by the Company to Emblaze, a related party, under two Loan Authorization and Agreements dated April 1, 2022 and December 31, 2022, in the principal amounts of $237,610 and $929,401, respectively, and interest payable of $10,012 and $37,176, respectively, as part of the Vybe Sales Agreement with Emblaze.

The transaction is recorded as follows at the date of this transaction:

June 1,
2023

Total due to and due from between Limitless X and Vybe before deconsolidation:
Due to Emblaze One, Inc. by Limitless X	$1,167,011
Interest payable	47,188
Due from Vybe Labs, Inc. by Limitless X	(1,356,750)

Net due to (from)	$(142,551)

Net amount of deconsolidation – Recorded as a Loss on Settlement of Debt	$142,551

Note 9 – Stockholders’ Deficit

Common Stock

As of September 30, 2023, the Company has 300,000,000 authorized shares of common stock par value $0.0001 per share. At September 30, 2023 and December 31, 2022, there was a total of 3,976,998 shares and 3,929,834 shares issued and outstanding, respectively.

Common Stock Issued for Services

On May 10, 2022 and June 10, 2022, the Company issued 36,000 and 684 shares of common stock, respectively, for services provided to the Company. These shares were valued at fair value at the time of issuance. On May 31, 2023, the Company issued 47,164 shares of common stock for services provided to the Company.

Preferred Stock

As of September 30, 2023, the Company has authorized 30,000,000 shares of preferred stock, 500,000 shares of which were designated as Class A Convertible Preferred Stock (“Class A Preferred Stock”).

●	Class A Convertible Stock

At September 30, 2023 and December 31, 2022, there were a total of 500,000 shares of Class A Preferred Stock issued and outstanding. The Class A Preferred Stock, when voting as a single class, have the votes of at least 60% of the voting power of the Company. Further, the holder of the Class A Preferred Stock can convert one share of Class A Preferred Stock into two shares of the Company’s common stock, subject to adjustment. In addition, the holder of the Class A Preferred Stock is entitled to a liquidation preference of the Company senior to all other securities of the Company.

●	Class B Convertible Stock

On October 23, 2023, pursuant to certain Conversion Agreements, the Company issued an aggregate of 10,349,097 shares of Class B Preferred Stock and extinguished $9,675,000 of convertible debt including accumulated interest as of October 23, 2023 in the amount of $674,097. The holders of the Class B Preferred Stock are entitled to a liquidation preference senior to common stock and junior to the Class A Preferred Stock at a liquidation price of $3.00 per share of Class B Preferred Stock. The Class B Preferred Stock also has conversion rights, whereby each share of Class B Preferred Stock is convertible into two shares of Common Stock in the discretion of the holder, subject to beneficial ownership limitations. The holders of the Class B Preferred Stock have no voting rights, unless otherwise provided for in its Certificate of Designation or by law.

Note 10 – Equity Based Payments

The Company accounts for equity-based payment accruals under authoritative guidance as set forth in the Topics of the ASC. The guidance requires all equity-based payments to employees and non-employees, including grants of employee and non-employee stock options and warrants, to be recognized in the consolidated financial statements based at their fair values.

Stock Incentive Plans

Effective January 15, 2020, the Company adopted its 2020 Stock Option and Award Plan (the “2020 Stock Incentive Plan”). A total of 2,222 shares of the Company’s common stock were reserved for the 2020 Stock Incentive Plan. As of September 30, 2023, there were no grants made under the 2020 Stock Incentive Plan. On May 4, 2023, the Company terminated the 2020 Stock Incentive Plan.

Effective August 9, 2022, the Company adopted its 2022 Incentive and Nonstatutory Stock Option Plan (the “2022 Stock Option Plan”). Under the 2022 Stock Option Plan, the Board of Directors may grant options to purchase common stock to officers, employees, and other persons who provide services to the Company. A total of 833,333 shares of the Company’s common stock is reserved for the 2022 Stock Option Plan. As of September 30, 2023, there have been no options to purchase shares of common stock granted under the 2022 Stock Option Plan.

Effective August 9, 2022, the Company adopted its 2022 Restricted Stock Plan (the “2022 Restricted Stock Plan”). Under the 2022 Restricted Stock Plan, the Board of Directors may grant restricted stock to officers, directors, and key employees. A total of 833,333 shares of common stock is reserved for the 2022 Restricted Stock Plan. As of September 30, 2023, there have been no shares of common stock granted under the 2022 Restricted Stock Plan.

Note 11 – Related Party Transactions

Consulting Fees

During the three and nine months ended September 30, 2023, the Company incurred consulting fees in the amount of $0 and $10,000, respectively, to an officer and an officer of one of its affiliates. This compares to $6,000 and $38,500 for the three and nine months ended September 30, 2022, respectively.

Royalty Payables

Limitless Performance Inc. (“LPI”), SMILZ INC. (“Smiles”), DIVATRIM INC. (“Divatrim”), and AMAROSE INC. (“Amarose,” and collectively with LPI, Smiles, and Divatrim, the “Licensors”) are all companies at least 50% owned by a shareholder of the Company. On December 1, 2021, the Company entered into manufacturing and distributorship license agreements (each, a “License Agreement”) with each of the Licensors to distribute each of the Licensors’ respective products and for payments to such Licensor for its product designs and distribution rights. Pursuant to the License Agreements, and each of them, the Company agreed to pay to such Licensors royalty payments equal to 4.00% of gross sales, excluding returns, chargebacks, and other such allowances.

The Company was required to start paying all earned royalties to each of the Licensors beginning on June 15, 2022. As of September 30, 2023 and December 31, 2022, the royalty payable is in the amount of $1,512,552 and $1,114,403, respectively.

On October 1, 2023, the Company terminated each of the License Agreements; however, the Company maintained its license for NZT-48 with LPI.

Notes payable to stockholder:

	September 30,	December 31,
	2023	2022

December 6, 2021 ($50,000)	$50,000	$50,000
February 11, 2022 ($150,000)	150,000	150,000
May 8, 2022 ($550,000)	550,000	550,000
May 9, 2022 ($1,100,000)	1,100,000	1,100,000
May 16, 2022 ($450,000)	450,000	450,000
June 1, 2022 ($500,000)	500,000	500,000
June 30, 2022 ($922,028)	922,028	922,028
August 25, 2022 ($290,000)	290,000	290,000
November 15, 2022 ($450,000)	450,000	450,000
May 16, 2023 ($150,000)	150,000	-
May 18, 2023 ($50,000)	50,000	-
June 5, 2023 ($150,000)	150,000	-
June 20, 2023 ($50,000) – Funding Commitment	50,000	-
July 13, 2023 ($50,000) – Funding Commitment	50,000	-
August 1, 2023 ($190,000) – Funding Commitment	190,000	-
August 7, 2023 ($50,000) – Funding Commitment	50,000	-
September 30, 2023 ($660,000) – Funding Commitment	660,000	-
September 30, 2023 ($138,817)	138,817	-
Total notes payable to stockholder (current)	$5,950,845	$4,462,028

December 6, 2021 – $50,000

On December 6, 2021, the Company entered into a Loan Authorization and Agreement for a loan of $50,000 from a shareholder, the proceeds of which were used to be used for working capital purposes. As of September 30, 2023 and December 31, 2022, the principal balance was $50,000 and $50,000, respectively. Beginning on June 1, 2022, the loan required a payment of $4,303 per month, which included principal and interest with an interest rate of 6 % per annum. The total balance of principal and interest of $51,640 was due on May 1, 2023.

February 11, 2022 – $150,000

On February 11, 2022, the Company entered into a Loan Authorization and Agreement for a loan of $150,000 from a shareholder, the proceeds of which were to be used for working capital purposes. As of September 30, 2023 and December 31, 2022, the principal balance was $150,000 and $150,000, respectively. Beginning on June 1, 2022, the loan required a payment of $12,910 per month, which included principal and interest with an interest rate of 6% per annum. The total balance of principal and interest of $154,920 was due on May 1, 2023.

May 8, 2022 – $550,000

On May 8, 2022, the Company entered into a Loan Authorization and Agreement for a loan of $550,000 from a shareholder, the proceeds of which were to be used for working capital purposes. As of September 30, 2023 and December 31, 2022, the principal balance was $550,000 and $550,000, respectively. Beginning on June 1, 2022, the loan required a payment of $47,337 per month, which included principal and interest with an interest rate of 6% per annum. The total balance of principal and interest of $568,038 was due on May 1, 2023.

May 16, 2022 – $1,100,000

On May 16, 2022, the Company entered into a Loan Authorization and Agreement for a loan of $1,100,000 from a shareholder, the proceeds of which were to be used for working capital purposes. As of September 30, 2023 and December 31, 2022, the principal balance was $1,100,000 and $1,100,000, respectively. Interest began accruing at the rate of 8.5% per annum on June 17, 2022 and was due on May 16, 2023.

May 18, 2022 – $450,000

On May 18, 2022, the Company entered into a Loan Authorization and Agreement for a loan of $450,000 from a shareholder, the proceeds of which were to be used for working capital purposes. As of September 30, 2023 and December 31, 2022, the principal balance was $450,000 and $450,000, respectively. Interest began accruing at the rate of 8.5% per annum on June 19, 2022 and was due on May 18, 2023.

June 1, 2022 – $500,000

On June 1, 2022, the Company entered into a Loan Authorization and Agreement for a loan of $500,000 from a shareholder, the proceeds of which were to be used for working capital purposes. As of September 30, 2023 and December 31, 2022, the principal balance was $500,000 and $500,000, respectively. Beginning on August 1, 2022, the loan required a payment of $43,494 per month, which included principal and interest with an interest rate of 8% per annum. The total balance of principal and interest of $521,931 was due on July 1, 2023.

September 30, 2022 – $922,028

On June 30, 2022, the Company entered into a Loan Authorization and Agreement for a loan of $922,028 from a shareholder, the proceeds of which were to be used for working capital purposes. As of September 30, 2023 and December 31, 2022, the principal balance was $922,028 and $922,028, respectively. Beginning on August 1, 2022, the loan required a payment of $80,206 per month, which included principal and interest with an interest rate of 8% per annum. The total balance of principal and interest of $962,469 was due on August 1, 2023.

August 25, 2022 – $290,000

On August 25, 2022, the Company entered into a Loan Authorization Agreement for a loan of $290,000 from a shareholder, the proceeds of which were to be used for working capital purposes. The loan has an interest rate of 10% per annum and is due on demand. As of September 30, 2023 and December 31, 2022, the principal balance was $290,000 and $290,000, respectively.

November 15, 2022 – $450,000

On November 15, 2022, the Company entered into a Loan Authorization and Agreement for a loan of $450,000 from a shareholder, the proceeds of which were to be used for working capital purposes. The loan has an interest rate of 10% per annum and is due on demand. As of September 30, 2023 and December 31, 2022, the principal balance was $450,000 and $450,000, respectively.

May 16, 2023 – $150,000

On May 16, 2023, the Company entered into a Loan Authorization and Agreement for a loan of $150,000 from a shareholder, the proceeds of which were to be used for working capital purposes. The loan has an interest rate of 10% per annum and is due on demand. As of September 30, 2023, the principal balance was $150,000.

May 18, 2023 – $50,000

On May 18, 2023, the Company entered into a Loan Authorization and Agreement for a loan of $50,000 from a shareholder, the proceeds of which were to be used for working capital purposes. The loan has an interest rate of 10% per annum and is due on demand. As of September 30, 2023, the principal balance was $50,000.

June 5, 2023 – $150,000

On June 5, 2023, the Company entered into a Loan Authorization and Agreement for a loan of $150,000 from a shareholder, the proceeds of which were to be used for working capital purposes. The loan has an interest rate of 10% per annum and is due on demand. As of September 30, 2023, the principal balance was $150,000.

September 30, 2023 – $138,817

On September 30, 2023, the Company entered into a Loan Authorization and Agreement for a loan of $138,817 from a shareholder, the proceeds of which were to be used for working capital purposes. The loan has an interest rate of 10% per annum and is due on demand. As of September 30, 2023, the principal balance was $138,817.

Funding Commitment Agreement

On June 3, 2023, the Company entered into a Funding Commitment Agreement (the “Funding Commitment”) with its Chief Executive Officer and Chairman of the Board of Directors, Jaspreet Mathur, wherein Mr. Mathur committed to provide up to $1,000,000 of working capital to the Company over the next six months. Mr. Mathur agreed to the Funding Commitment in exchange for a one year convertible promissory note for each drawdown amount advanced to the Company with an annual interest rate of 10% and a balloon payment of principal and interest due at maturity, unless Mr. Mathur elects to convert the outstanding principal and interest into Class B Preferred Stock of the Company at the conversion price of $1.50 per share; provided, however, Mr. Mathur may only covert each note within the term of the Funding Commitment, in the event of the occurrence of the earlier of a public offering of securities of the Company pursuant to a registration statement filed with the SEC and declared effective pursuant to the Securities Act of 1933, upon completion of which the Company has a class of stock registered under the Securities Exchange Act of 1934 and that stock is listed on a national stock exchange, or a liquidation, merger, acquisition, sale of voting control or sale of substantially all of the assets of the Company in which the shareholders of the Company do not own a majority of the outstanding shares of the surviving corporation. For the avoidance of doubt, a national stock exchange includes Nasdaq, NYSE, and NYSE American, but excludes any over-the-counter quotation systems or trading platforms. The balance of the Funding Commitment are as follows:

September 30,
2023

June 20, 2023 ($50,000)	$50,000
July 13, 2023 ($50,000)	50,000
August 1, 2023 ($190,000)	190,000
August 7, 2023 ($50,000)	50,000
September 30, 2023 ($660,000)	660,000
Total Funding Commitment	$1,000,000

As of September 30, 2023, the balance of the Funding Commitment was $1,000,000.

Notes payables to related parties:

	September 30,	December 31,
	2023	2022

April 1, 2022 ($237,610)	$-	$237,610
May 10, 2022 ($12,500)	12,500	12,500
May 10, 2022 ($12,500)	12,500	12,500
May 10, 2022 ($20,000)	20,000	20,000
May 31, 2022 ($5,000)	5,000	5,000
May 31, 2022 ($15,000)	15,000	15,000
June 9, 2022 ($15,000)	15,000	15,000
December 31, 2022 ($929,401)	-	929,401

Total notes payable to related parties (current)	$80,000	$1,247,011

April 1, 2022 – $237,610

On April 1, 2022, Limitless X entered into a Loan Authorization and Agreement for a loan of $237,610 with Emblaze, the proceeds of which were to be used for working capital purposes. Beginning on September 1, 2022, the loan required a payment of $20,669 per month, which included principal and interest. The total balance of principal and interest of $248,032 was due on August 1, 2023. As of September 30, 2023 and December 31, 2022, the balance was $0 and $237,610, respectively.

On June 1, 2023, the Company entered into an Agreement for Purchase and Sale of Stock with Emblaze, wherein the Company sold all 5,000 of its shares of common stock of its wholly owned subsidiary, Vybe Labs, to Emblaze as full payment and settlement of the loan for the principal amount of $237,610 owed by the Company to Emblaze.

May 10, 2022 - $12,500

On May 10, 2022, a related party of the Company loaned Prime Time Live, Inc. $12,500 in exchange for a promissory note that includes interest at the rate of 10% per annum on the unpaid principal balance, with all unpaid principal and interest due on or before May 10, 2023. Interest began accruing on May 10, 2022. As of September 30, 2023 and December 31, 2022, the principal balance was $12,500 and $12,500, respectively.

May 10, 2022 - $12,500

On May 10, 2022, a related party of the Company loaned Prime Time Live, Inc. $12,500 in exchange for a promissory note that includes interest at the rate of 10% per annum on the unpaid principal balance with all unpaid principal and interest due on or before May 10, 2023. Interest began accruing on May 10, 2022. As of September 30, 2023 and December 31, 2022, the principal balance was $12,500 and $12,500, respectively.

May 10, 2022 - $20,000

On May 10, 2022, a related party of the Company loaned Prime Time Live, Inc. $20,000 in exchange for a promissory note that included interest at the rate of 10% per annum on the unpaid principal balance with all unpaid principal and interest due on or before May 10, 2023. Interest began accruing on May 10, 2022. As of September 30, 2023 and December 31, 2022, the principal balance was $20,000 and $20,000, respectively.

May 31, 2022 - $5,000

On May 31, 2022, a related party of the Company loaned Prime Time Live, Inc. $5,000 in exchange for a promissory note that included interest at the rate of 10% per annum on the unpaid principal balance with all unpaid principal and interest due on or before May 31, 2023. Interest began accruing on May 31, 2022. As of September 30, 2023 and December 31, 2022, the principal balance was $5,000 and $5,000, respectively.

May 31, 2022 - $15,000

On May 31, 2022, a related party of the Company loaned Prime Time Live, Inc. $15,000 in exchange for a promissory note that included interest at the rate of 10% per annum on the unpaid principal balance with all unpaid principal and interest due on or before May 31, 2023. Interest began accruing on May 31, 2022. As of September 30, 2023 and December 31, 2022, the principal balance was $15,000 and $15,000, respectively.

June 9, 2022 - $15,000

On May 10, 2022, a related party of the Company loaned Prime Time Live, Inc. $15,000 in exchange for a promissory note that included interest at the rate of 10% per annum on the unpaid principal balance with all unpaid principal and interest due on or before May 10, 2023. Interest began accruing on May 10, 2022. As of September 30, 2023 and December 31, 2022, the principal balance was $15,000 and $15,000, respectively.

December 31, 2022 - $929,401

On December 31, 2022, the Company entered into a Loan Authorization and Agreement for a loan of $929,401 from Emblaze, the proceeds of which were to be used for working capital purposes. The loan had an interest rate of 8% per annum and was due on December 1, 2023. As of September 30, 2023 and December 31, 2022, the balance was $0 and $929,401, respectively.

On June 1, 2023, the Company entered into an Agreement for Purchase and Sale of Stock with Emblaze wherein the Company sold all 5,000 of its shares of common stock of Vybe Labs, as full payment and settlement of a debt in the in the principal amount of $929,401 owed by the Company to Emblaze.

Note 12 – Subsequent Events

The Company evaluated all events or transactions that occurred after September 30, 2023. During this period, the Company did not have any material recognizable subsequent events required to be disclosed other than the following:

●	On October 1, 2023, the Company entered into Conversion Agreements with each of the convertible noteholders to convert their respective notes into shares of Class B Preferred Stock. Pursuant to the Conversion Agreements, each noteholder agreed to receive one share of Class B Preferred Stock for each $2.00 of principal and unpaid interest accrued through the closing date of the Conversion Agreement. As of the closing date of the Conversion Agreement, and each of them, no portion of any of the Notes had been converted into shares of the Company’s common stock.

●	On October 1, 2023, the Company terminated the License Agreement for LPI, Smiles, Divatrim, and Amarose; however, the Company maintained its license for NZT-48 with LPI.

●	On October 23, 2023, the Company filed a Certificate of Designation with the Secretary of State of the State of Delaware designating 5,000,000 shares of Class B Preferred Stock, as amended on November 9, 2023, to increase the designation to 11,000,000. The holders of the Class B Preferred Stock are entitled to a liquidation preference senior to common stock and junior to the Class A Preferred Stock at a liquidation price of $3.00 per share of Class B Preferred Stock. The Class B Preferred Stock also has conversion rights, whereby each share of Class B Preferred Stock is convertible into two shares of Common Stock in the discretion of the holder, subject to beneficial ownership limitations. The holders of the Class B Preferred Stock have no voting rights, unless otherwise provided for in its Certificate of Designation or by law.

●	On October 23, 2023, pursuant to the Conversion Agreements, the Company issued an aggregate of 10,349,097 shares of Class B Preferred Stock and extinguished $9,675,000 of convertible debt including accumulated interest as of October 23, 2023 in the amount of $674,097.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements and Associated Risks.

This Quarterly Report on Form 10-Q contains certain statements that are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. For this purpose, any statements contained in this Form 10-Q that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as “may,” “expect,” “believe,” “anticipate,” “estimate,” “continue” or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within our control. These factors include but are not limited to economic conditions generally and in the industries in which we may participate; competition within our chosen industry, including competition from much larger competitors; and failure to successfully develop business relationships.

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

On June 10, 2022, Bio Lab changed its name to Limitless X Holdings Inc. (“we,” “us,” or “our”).

RESULTS OF OPERATION

For the Three Months Ended September 30, 2023 Compared to the Three Months Ended September 30, 2022

	For the three months ended September 30,				Changes
	2023		2022
	Amount	% of Sales	Amount	% of Sales	Amount	%
Revenue
Product sales	$1,005,924	44%	$12,114,278	56%	$(11,108,354)	-92%
Service revenue	1,261,814	56%	9,378,900	44%	(8,117,086)	-87%
Rentals	-	0%	2,500	0%	(2,500)	-100%
Total revenue	2,267,738	100%	21,495,678	100%	(19,227,940)	-89%

Cost of sales
Cost of sales	644,365	28%	3,037,997	14%	(2,393,632)	-79%
Total cost of sales	644,365	28%	3,037,997	14%	(2,393,632)	-79%

Gross profit	1,623,373	72%	18,457,681	86%	(16,834,308)	-91%

Operating expenses:
General and administrative	(1,129)	0%	660,068	3%	(661,197)	-100%
Advertising and marketing	1,873,612	83%	17,163,099	80%	(15,289,487)	-89%
Transaction fees	75,050	3%	1,401,892	7%	(1,326,842)	-95%
Merchant fees	41,370	2%	917,427	4%	(876,057)	-95%
Royalty fees	18,324	1%	472,082	2%	(453,758)	-96%
Professional fees	91,642	4%	272,963	1%	(181,321)	-66%
Payroll and payroll taxes	859,512	38%	258,934	1%	600,578	232%
Rent	37,609	2%	41,177	0%	(3,568)	-9%
Consulting fees, related party	-	0%	6,000	0%	(6,000)	-100%
Total operating expenses	2,995,990	132%	21,193,642	99%	(18,197,652)	-86%

Loss from operations	(1,372,617)	-61%	(2,735,961)	-13%	1,363,344	-50%

Other income (expense)
Interest expense	(275,856)	-12%	(68,286)	0%	(207,570)	304%
Other expense	(132,000)	-6%	-	0%	(132,000)	N/A
Total other income (expense), net	(407,856)	-18%	(68,286)	0%	(339,570)	497%

Loss before income taxes	(1,780,473)	-79%	(2,804,247)	-13%	1,023,774	-37%

Income tax provision	(48)	0%	-	0%	(48)	N/A

Loss	$(1,780,425)	-79%	$(2,804,247)	-13%	$1,023,822	-37%

Product Sales - Our product sales decreased by $11.1 million to $1.0 million for the three months ended September 30, 2023 as compared to $12.1 million for the three months ended September 30, 2022. In 2023, there was a shift in our marketing and selling strategies, including a change in performance marketers and platforms, which resulted in the decrease of product sales.

Service Revenue - Our service revenue decreased by $8.1 million from $9.4 million for the three months ended September 30, 2023 to $1.3 million for the three months ended September 30, 2022. Our service revenue decrease was primarily due to a shift in our marketing and selling strategies.

Cost of Sales - Our cost of sales decreased from $3.0 million, or 14% of sales, in the three months ended September 30, 2022, to $644,365, or 28% of sales, in the three months ended September 30, 2023. As operations decreased during the period, so did our costs for freight, inventory, and other supplies.

Gross Profit - Gross profit for the three months ended September 30, 2023 was $1.6 million compared to $18.5 million for the three months ended September 30, 2022. The decrease in gross profit of $16.8 million was primarily due to a shift in our marketing and selling strategies, including a change in performance marketers and platforms.

Operating Expenses - During the three months ended September 30, 2023, we recognized $3.0 million in operating expenses compared to $21.2 million for the three months ended September 30, 2022. The decrease of $18.2 million in operating expenses was primarily due to the decrease in our advertising, marketing, and payroll expenses, as well as a decrease in transaction fees, merchant fees, and royalty fees.

●	Our advertising and marketing expenses decreased by $15.3 million due to a shift in marketing strategies from relying on performance marketers and celebrity endorsements.

●	The increase in transaction payroll is related to accruals of unpaid salaries.

●	The increase in transaction fees and merchant fees are directly related to the increased number of transactions during the three months ended September 30, 2023.

●	Beginning on April 1, 2022, we began accruing royalties of 4.0% of gross sales (excluding returns, chargebacks, and other such allowances) pursuant to certain manufacturing and distributorship license agreements. During the three months ended September 30, 2023, the royalty fees decreased by $480,648 from the three months ended September 30, 2022.

For the Nine Months Ended September 30, 2023 Compared to the Nine Months Ended September 30, 2022

	For the nine months ended September 30,				Changes
	2023		2022
	Amount	% of Sales	Amount	% of Sales	Amount	%
Revenue
Product sales	$13,852,451	77%	$27,382,335	153%	$(13,529,884)	-49%
Service revenue	4,058,818	23%	12,344,100	69%	(8,285,282)	-67%
Rentals	15,000	0%	7,500	0%	7,500	100%
Total revenue	17,926,269	100%	39,733,935	222%	(21,807,666)	-55%

Cost of sales
Cost of sales	3,717,216	21%	5,837,994	33%	(2,120,778)	-36%
Cost of sales - other	-	0%	358	0%	(358)	-100%
Total cost of sales	3,717,216	21%	5,838,352	33%	(2,121,136)	-36%

Gross profit	14,209,053	79%	33,895,583	189%	(19,686,530)	-58%

Operating expenses:
General and administrative	1,051,630	6%	1,089,109	6%	(37,479)	-3%
Advertising and marketing	18,525,288	103%	34,376,380	192%	(15,851,092)	-46%
Stock compensation for services	141,020	1%	1,117,782	6%	(976,762)	-87%
Transaction fees	1,159,896	6%	1,988,718	11%	(828,822)	-42%
Merchant fees	1,098,648	6%	1,656,920	9%	(558,272)	-34%
Royalty fees	398,149	2%	704,203	4%	(306,054)	-43%
Professional fees	1,211,759	7%	940,945	5%	270,814	29%
Payroll and payroll taxes	2,931,357	16%	392,605	2%	2,538,752	647%
Rent	123,401	1%	121,570	1%	1,831	2%
Bad debt expense	232,374	1%	-	0%	232,374	N/A
Consulting fees, related party	10,000	0%	38,500	0%	(28,500)	-74%
Total operating expenses	26,883,522	150%	42,426,732	237%	(15,543,210)	-37%

Loss from operations	(12,674,469)	-71%	(8,531,149)	-48%	(4,143,320)	49%

Other income (expense)
Interest expense	(731,616)	-4%	(81,394)	0%	(650,222)	799%
Loss on debt settlement	(142,551)	-1%	-	0%	(142,551)	N/A
Other income	-	0%	57,756	0%	(57,756)	-100%
Other expense	(162,000)	-1%	-	0%	(162,000)	N/A
Gain on disposal of assets	-	0%	28,397	0%	(28,397)	-100%
Total other income (expense), net	(1,036,167)	-6%	4,759	0%	(1,040,926)	-21873%

Loss before income taxes	(13,710,636)	-76%	(8,526,390)	-48%	(5,184,246)	61%

Income tax provision	-	0%	6,402	0%	(6,402)	N/A

Gain on deconsolidation of subsidiary	241,365	1%	-	0%	241,365	N/A

Net loss	$(13,469,271)	-75%	$(8,532,792)	-48%	$(4,936,479)	58%

Product Sales - Our product sales decreased by $13.5 million to $13.9 million for the nine months ended September 30, 2023 as compared from $27.4 million for the nine months ended September 30, 2022. In 2023, there was a shift in our marketing and selling strategies, including a change in performance marketers and platforms, which resulted in the decrease of product sales.

Service Revenue - Our service revenue decreased by $8.3 million to $4.1 million for the nine months ended September 30, 2023 as compared to $12.3 million for the nine months ended September 30, 2022. Our service revenue decrease was primarily due to a shift in our marketing strategies.

Cost of Sales - Our cost of sales decreased from $5.8 million, or 33% of sales, for the nine months ended September 30, 2022, to $3.7 million, or 21% of sales, for the nine months ended September 30, 2023. As operations decreased during the period, so did our costs for freight, inventory, and other supplies.

●	For the nine months ended September 30, 2023, the average rate of return was 17%. Historically, the average return period is about two weeks from the sale of a product for the current period. For the nine months ended September 30, 2023, we determined the refund reserve to be $0 as there were no sales during the last two weeks of the period.

●	For the nine months ended September 30, 2023, the average rate of chargebacks was 48%. Historically, the average chargeback period coincided with the return period and is about two weeks. For the nine months ended September 30, 2023, we determined the chargeback reserve to be $0 as there were no sales during the last two weeks of the period.

Gross Profit - Gross profit for the nine months ended September 30, 2023 was $14.2 million compared to $33.9 million for the nine months ended September 30, 2022. The decrease in gross profit of $19.7 million was primarily due to a shift in our marketing and selling strategies, including a change in performance marketers and platforms.

Operating Expenses - During the nine months ended September 30, 2023, we recognized $26.9 million in operating expenses compared to $42.4 million for the nine months ended September 30, 2022. The increase of $15.5 million in operating expenses was primarily due to advertising and marketing, payroll, transaction fees, merchant fees, royalty fees, and bad debt expense.

●	Our advertising and marketing expense decreased by $15.9 million due to a shift in marketing strategies from relying on performance marketers.

●	The increase in transaction payroll is related to accruals of unpaid salaries.

●	The increase in transaction fees and merchant fees are directly related to the increased number of transactions during the nine months ended September 30, 2023.

●	The increase of $232,374 in bad debt expense was due to accounts receivable being deemed uncollectible.

●	Beginning on April 1, 2022, we began accruing royalties of 4.0% of gross sales (excluding returns, chargebacks, and other such allowances) pursuant to manufacturing and distributorship license agreements. During the nine months ended September 30, 2023, the royalty fees decreased by $332,944 from the nine months ended September 30, 2022.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

During the nine months ended September 30, 2023, net cash used in operating activities was $7.7 million. The cash used in operating activities was primarily due to net loss, timing of settlement of assets and liabilities, loss on settlement of debt, and was off-set by a gain in deconsolidation of a subsidiary.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2023 was $1,604.

Financing Activities

Net cash used in financing activities for the nine months ended September 30, 2023 was $1,988,817. This amount was incurred by increased borrowings from investors and borrowings from a stockholder.

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

Based on management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as a result of the material weakness described below, as of September 30, 2023, our disclosure controls and procedures were not designed at a reasonable assurance level and are ineffective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

PART II – OTHER INFORMATION

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On October 1, 2023, we entered into Conversion Agreements with each of the convertible noteholders from our August 3, 2022 Convertible Note Offering. Pursuant to the Conversion Agreements, each noteholder agreed to receive one share of Class B Preferred Stock for each $2.00 of principal and unpaid interest accrued through the closing date of the Conversion Agreement. On October 23, 2023, we issued an aggregate of 10,349,097 shares of Class B Preferred Stock in reliance on the exemption under Section 4(a)(2) of the Securities Act of 1933, as amended. We did not receive any cash or other additional consideration for the Conversion Agreements.

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

LIMITLESS X HOLDINGS INC.
(Registrant)

Dated: November 20, 2023	By:	/s/ Jaspreet Mathur
Jaspreet Mathur
(Chief Executive Officer,
Principal Executive Officer)

Dated: November 20, 2023	By:	/s/ Benjamin Chung
Benjamin Chung
(Chief Financial Officer, Principal Financial Officer and Principal Accounting Officer)

