Form 10-K
period 2023-12-31
Limitless X Holdings Inc.
filed 2024-04-18
CIK 1803977

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________to _____________

000-56453

Commission File Number

LIMITLESS X HOLDINGS, INC.
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

The aggregate market value of voting stock held by non-affiliates of the Registrant on June 30, 2023 based on the closing bid price of $2.90 for shares of the registrant’s common stock as reported by the OTCQB, was approximately $3,899,529. Shares of common stock beneficially owned by each executive officer, director, and holder of more than 10% of our common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The registrant had outstanding 3,977,497 shares of common stock, par value $0.0001, as of March 29, 2024.

Documents Incorporated by Reference

None.

LIMITLESS X HOLDINGS, INC.

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K (“Annual Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact included in this Annual Report are forward-looking statements. These forward-looking statements may include projections and estimates concerning the timing and success of specific projects and our future construction, revenues, income, cost of sales, expenses, and capital spending. Our forward-looking statements are generally accompanied by words such as “estimate,” “project,” “predict,” “believe,” “expect,” “intend,” “anticipate,” “potential,” “plan,” “goal,” “foresee,” “likely,” “target,” “may,” “should,” “could,” or other words that convey the uncertainty of future events or outcomes. The Company will continue to file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (the “SEC”). The forward-looking statements in this Annual Report speak only as of the date of this document, and we disclaim any obligation to update these statements unless required by law, and we caution you not to rely on them unduly. We have based these forward-looking statements on our current expectations and assumptions about future events. While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory, and other risks, contingencies, and uncertainties, most of which are difficult to predict and many of which are beyond our control.

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

ITEM 1. BUSINESS.

Company Overview

Limitless X is a multinational consumer packaged goods company that specializes in developing and offering ‘Look Good, Feel Great’ products, specifically within the nutrition and beauty industry, through direct response advertising and our distinctive and highly successful celebrity-backed brand awareness strategies. We possess unique capabilities to greatly enhance the reputation and impact of brands, due to our extensive knowledge and expertise in digital marketing and our successful track record in launching new consumer products.

Leadership

Jas Mathur, our Chairman and Chief Executive Officer, is an entrepreneur with over 14 years of experience within the health, wellness, and dietary supplements industry and 25 years of experience as a webmaster and internet marketer. He is the owner of Emblaze One, a global interactive and web development agency with a staff of 100+. Mr. Mathur founded Limitless X in 2021, drawing upon his own personal battles with health and his transformative journey that resulted in a remarkable weight loss of over 250 lbs. His extraordinary achievements in the business world serve as a powerful source of motivation, inspiration, and empowerment for all those who cross paths with him, igniting their dreams, fostering belief, and empowering them to achieve greatness.

Our Services

Leveraging our top-notch business know-how, deep insights in the health and nutrition industry and a broad network in the industry to identify and boost unique investment opportunities, we help design, build, and grow successful e-commerce brands that have unique capabilities in each of their respective markets while enriching people’s lives. We empower founders by fostering connections with customers, strategic partners, and investors, using our unique direct-to-consumer model to maximize profits.

Product Development

We help create and grow strong, memorable brands. We help our partners at all stages of product development level, including with market research and product, label and packaging design. On the market research side, we examine the competitive landscape of industries by analyzing competitors’ products, conducting surveys, finding relevant partners, and researching resources. We then create an actionable plan to break into the relevant market. We also facilitate key introductions to strategic partners in the PR, IT, finance and legal industries and we help design and implement the product fulfillment process.

Product Manufacturing

We maintain complete control over the manufacturing process, from start to finish, including with the sourcing of high-quality ingredients, identifying reliable supply chain, distribution and manufacturers networks, and the designing of quality assurance and compliance processes.

Product Distribution and Fulfillment

Our streamlined omni-channel approach to product distribution prioritizes consumer interests to help deliver better conversion rates. It includes e-commerce websites, social media, shipping, distributed warehousing, payment processing and product returns. Reliable fulfillment and logistics process allows a fast delivery. Product orders are fulfilled via online, direct to consumer, retail, wholesale and big box retail channels.

Marketing, Advertising, and Consumer Outreach

In 2023, we shifted our business model from working with third-party affiliates and affiliate networks to now include an in-house, full service digital marketing team to decrease our customer acquisition costs, increase customer retention, satisfaction and build brand trust and loyalty. This shift allows us to control the content and marketing creatives, mitigate chargebacks, decrease refunds, lower customer acquisition costs, impact average order values, and create direct relationships with advertisement platforms.

Our marketing efforts are designed to increase consumer awareness of and demand for the brands we work with or own. Our marketing team helps design, form and generate the right content for each brand, and devises the best strategy for its distribution. We employ a broad mix of traditional marketing strategies, from: product sampling to exhibiting at consumer trade events and hosting celebrity-rich events where our company and brand(s) are prominently highlighted. Our primary driver is the use of social media platforms to communicate with consumers and build interest in the respective brand(s) and product(s). Our advertising and use of online resources are aimed at increasing consumer preference and usage of our products. Operating as an integrated marketing agency, we plan to offer global marketing services across all areas of the sales process in the near future.

Our Competitive Strengths

We constantly strive to find gaps in the relevant marketplace and help develop products that fill those gaps and meet or exceed the needs of the consumers. Because of our turnkey solution, we are able to launch products quickly and efficiently to meet consumer needs and cater to new advances in the health and wellness industry.

We believe that our experience has uniquely positioned us to scale and maintain an ecosystem of opinion leaders following wellness-focused brands. We believe we work with an “A-list” group of influencers who promote the products and services that are offered on our platform.

Our Clients

Currently, all of the brands in our portfolio are with affiliated companies that are owned 100% by our Chief Executive Officer, Jas Mathur.

Our Network of Influencers

We have brought together a network of high profile and influential individuals who have all have two things in common: Look Good and Feel Great. This includes: music artists, movie stars, professional athletes, popular social media influencers, fitness experts, and nutrition coaches. We utilize our network of influencers on an “as needed” basis and compensation terms vary depending on the influencer and product, as decided upon by our management. We do not have any formal long-term contracts with any one influencer. Our marketing team works with the brands to determine the appropriate audience for any given brand and reaches out to those persons in our network, who are then engaged to publicize on their media platforms a pre-approved post provided by our marketing team, and in turn, they receive commissions for sales of products they publicize. All of the products promoted are offered to consumers through our website.

Our Compliance Team

All of our compliance matters are managed in house by our Chief Operating Officer and our VP of Legal Affairs, including our data security, privacy rights, and ensuring that the products that we offer are in compliance with applicable government regulations. (See “Government Regulation” below.)

Our Strategy

We have manufacturing and distribution licensing agreements to market, manufacture, sell, and distribute the branded products on behalf of our licensors. The licensor retains the rights to continue its own use of these items under existing or new contracts in its discretion, and to develop new products. Our typical manufacturing and distribution licensing agreements allows us to:

(a)	Design or redesign the products;
(b)	Manufacture the products under such design specifications as may be mutually agreed upon by the licensor and us from time to time;
(c)	Promote, sell, and distribute the products in the United States and its territories;
(d)	Use the existing designs of the products and all intellectual property rights associated with or for such products, including all trademarks and patent rights, with the sale, promotion, and distribution of the products in the territory, including the display of any trademarks, and all other designs or marks which could be or that are actually later registered with the federal Patent and Trademark Office, on our vehicles and other merchandising equipment, and on stationery, packaging, and other advertising and promotional materials;
(e)	Use the existing domain names, web addresses, telephone lines, third-party vendors, and any other operational element currently in use by the licensor that can be transferred to us; and
(f)	Manufacture, promote, sell, and distribute new products designed or created by us that we deem preferable to sell under the licensor’s name; and in such case, we negotiate in good faith to agree on a royalty commission percentage or flat rate amount for the sale of new products using the licensor’s name.

Market Data and Research of Our Verticals

Health and Wellness

According to Zion Market Research, the global health and wellness market size is projected to reach $8,946 billion by the end of 2030, with a compound annual growth rate of approximately 6.9% between 2023 and 2030. In 2022, the market size was estimated to be $5,244 billion.

Intellectual Property

Currently, we do not own any registered trademarks, but we intend on acquiring some of the licenses we have worked with in the past and/or are working with today.

Seasonality

We do not experience seasonal variations in our quarterly operating results and capital requirements.

Human Capital

As of the date of this Annual Report, we have 12 full-time employees and no part-time employees. None of our employees are members of a labor union or covered by a collective bargaining agreement.

Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and new employees, advisors, and consultants. The principal purposes of our equity incentive plans are to attract, retain and reward personnel through the granting of equity-based compensation awards in order to increase shareholder value and the success of our business by motivating such individuals to perform to the best of their abilities and achieve our objectives.

Legal Proceedings

There are no material proceedings to which any director or officer, or any associate of any such director or officer, is a party that is adverse to our Company or any of our subsidiaries or has a material interest adverse to our Company or any of our subsidiaries other than what is disclosed in the Company’s financial statements. No director or executive officer has been a director or executive officer of any business which has filed a bankruptcy petition or had a bankruptcy petition filed against it during the past ten years. No current director or executive officer has been convicted of a criminal offense or is the subject of a pending criminal proceeding during the past ten years. No current director or executive officer has been the subject of any order, judgment or decree of any court permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities during the past ten years. No current director or officer has been found by a court to have violated a federal or state securities or commodities law during the past ten years.

From time to time, the Company is involved in legal proceedings. The Company records a liability for those legal proceedings when it determines it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. The Company also discloses when it is reasonably possible that a material loss may be incurred, however, the amount cannot be reasonably estimated. From time to time, the Company may enter into discussions regarding settlement of these matters, and may enter into settlement agreements, if it believes settlement is in the best interest of the Company and its shareholders.

The following is a summary of our current outstanding litigation:

●	Mentom Eyewear Inc. – A legal action was filed in the Los Angeles Superior Court against Limitless X Holdings Inc., four of its officers, and an unrelated company, alleging the breach of an Implied In-Fact Agreement and other causes of action related to that alleged agreement such as conversion, fraud and unjust enrichment, Mentom Eyewear Inc. v. Limitless X Holdings Inc., et al., Case Number 23STCV24681. We believe that there was no such agreement, and that the plaintiff has no legal standing to bring such a matter against the Company or its officers. The case is moving into the discovery phase where we believe the true facts will lead to a dismissal; however, if the case continues, we will vigorously defend against such claims as it is our position that the allegations are not supported by the facts. No liability has been recorded for these litigations because the Company believes that any such liability is not probable and reasonably estimable at this time.

●	Harpo Inc. – A legal action was filed in the Central District of California against Limitless X Inc. and two of its officers along with Emblaze One, Inc., alleging trademark infringement and dilution, unfair competition, false advertising, and violation of the right of publicity, all based on allegations that one of our advertisements contained the unauthorized use of a celebrity’s name and intellectual property, Harpo Inc. and OW Licensing Company LLC v. Emblaze One, Inc., et al., Case Number 2:23-cv-04459 VAP (ASx). Any exposure stemming from this action would be subject to indemnity from the advertising network responsible for the ads in question. We have not yet filed a responsive pleading in this action as we are attempting a global settlement; however, if unable to settle we will defend the case vigorously and will attempt a contractual and equitable indemnity claim against the advertiser. No liability has been recorded for this litigation because the Company believes that any such liability is not reasonably estimable at this time.

Properties

We own no property.

Corporate History and Background

The Company was formed in the State of Nevada on June 3, 1996, as Vyta Corp. On November 5, 2010, the Company changed its name to Bio Lab Naturals, Inc. On May 11, 2022, Bio Lab Naturals, Inc., a Delaware corporation (“Bio Lab”), entered into a Share Exchange Agreement (the “Share Exchange Agreement”) with Limitless X, Inc., a Nevada corporation (“LimitlessX”), and its 11 shareholders (the “LimitlessX Acquisition”). The parties completed and closed the LimitlessX Acquisition on May 20, 2022. Concurrently with the LimitlessX Acquisition, Jaspreet Mathur, the founder and principal shareholder of LimitlessX, also purchased from Helion Holdings LLC, shares of Bio Lab’s Class A Preferred Convertible Stock, which at all times have a number of votes equal to 60% of all of the issued and outstanding shares of common stock of Bio Lab. On June 10, 2022, the Company changed its name to Limitless X Holdings Inc.

Subsidiaries

We have 2 subsidiaries, Limitless X, Inc, a Nevada corporation and Prime Time Live, Inc., a Colorado corporation.

Corporate Information

We are a Delaware corporation. Our corporate headquarters are located at 9454 Wilshire Blvd., #300, Beverly Hills, CA 90212. Our telephone number is (833) 888-8923. We maintain a website at www. https://www.limitlessx.com/.

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

Our principal executive office located at 9454 Wilshire Blvd., #300, Beverly Hills, California 90212. Our main telephone number is 855-413-7030. Our website is https://limitlessx.com/. Our website or linked information included in our website are not incorporated into this Annual Report.

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

Summary of Risk Factors

●	We have incurred significant losses, we expect to incur losses in the future, and we may not be able to generate sufficient revenue to achieve and maintain profitability.

●	The report of the independent registered public accounting firm includes a going concern uncertainty explanatory paragraph.

●	All of the current brands and products that we sell and promote are owned or controlled by our Chief Executive Officer and we may lose all of our business at any time.

●	If we fail to cost-effectively acquire new consumers or retain our existing consumers, our business could be adversely affected.

●	Use of social media and influencers may materially and adversely affect our reputation or subject us to fines or other penalties.

●	If we fail to retain existing customers, or fail to maintain average order value levels, we may not be able to maintain our revenue base and margins, which would have a material adverse effect on our business and operating results.

●	We rely on third parties for some essential business operations and services, and disruptions or failures in service or changes in terms may adversely affect our ability to deliver goods and services to our customers.

●	Shipping is a critical part of our business and any changes in our shipping arrangements or any interruptions in shipping could adversely affect our operating results.

●	Increases in labor costs, including wages, could adversely affect our business, financial condition, and results of operations.

●	If we fail to maintain and enhance awareness of our brand, our business and financial results could be adversely affected.

●	We could face liability for information displayed via our e-commerce webpages and our other websites.

●	Advertising inaccuracies or product mislabeling may have an adverse effect on our business by exposing us to lawsuits, product recalls or regulatory enforcement actions, increasing our operating costs and reducing demand for our product offerings.

●	We are subject to a number of other laws and regulations, which could impact our business.

●	Our future financial performance and our ability to commercialize our products and services and to compete effectively will depend, in part, on our ability to manage any future growth effectively.

●	We have authorized and designated Class A Preferred Convertible Stock, which have voting rights of 60% of our common stock at all times.

●	Jaspreet Mathur, our Chief Executive Officer, owns greater than 50% of our voting securities which will cause us to be deemed a “controlled company” under the rules of NYSE American.

●	Because insiders control our activities, that may cause us to act us in a manner that is most beneficial to them and not to outside shareholder which could cause us not to take actions that outside shareholders might view favorably.

●	We are dependent upon our management, founders, key personnel, and consultants to execute our business plan, and many of them have concurrent responsibilities at other companies.

●	There are limitations on the liability of our directors.

●	We can issue future series of shares of preferred stock without shareholder approval which could adversely affect the rights of common shareholders.

●	Our securities are considered a penny stock, and therefore are subject to the penny stock rules, as such, U.S. broker-dealers may be discouraged from effecting transactions in our securities.

●	We have not paid dividends in the past and do not expect to pay dividends in the foreseeable future.

RISKS RELATED TO OUR BUSINESS

Our future profitability is uncertain.

We have incurred losses in recent quarters. Because we operate in a highly competitive industry, we have difficulty predicting our future operating results, and we cannot be certain that our revenue will grow at rates that will allow us to reach or maintain profitability on a quarterly or annual basis.

We have incurred recurring losses and may not be profitable in the future. Our plans to maintain and increase liquidity may not be successful. The report of the independent registered public accounting firm includes a going concern uncertainty explanatory paragraph.

We have a history of operating losses and negative cash flow in operating activities. We have incurred recurring net losses, including net losses from operations before income taxes of $16.1 million and $10.0 million for the years ended December 31, 2023 and 2022, respectively, and we had an accumulated deficit of $12.9 million at December 31, 2023. These factors raise substantial doubt as to our ability to continue as a going concern, and our independent registered public accounting firm has included a going concern uncertainty explanatory paragraph in their report for 2023. Our cash needs will depend on numerous factors, including our revenues, completion of our product development activities, customer and market acceptance of our product, and our ability to reduce and control costs. We expect to devote substantial capital resources to, among other things, fund operations and continue development plans. To support our existing and planned business model, the Company needs to raise additional capital to fund our future operations. The Company has not experienced any difficulty in raising funds through loans, and has not experienced any liquidity problems in settling payables in the normal course of business and repaying loans when they fall due. Successful renewal of our loans, however, is subject to numerous risks and uncertainties. In addition, the increasingly competitive industry conditions under which we operate may negatively impacted our results of operations and cash flows. Additional debt financing is anticipated to fund the Company’s operations in near future. However, there are no current agreements or understandings with regard to the form, time or amount of such financing and there is no assurance that any of this financing can be obtained or that the Company can continue as a going concern.

We have incurred significant losses, we expect to incur losses in the future, and we may not be able to generate sufficient revenue to achieve and maintain profitability.

For the year ended December 31, 2023, we incurred net losses of $16.1 million. We expect to continue to incur significant expenses and operating losses for the foreseeable future as we broaden our customer base, develop our retail and wholesale distribution platforms, and we make expenditures in an effort to enhance our existing online direct-to-consumer website. Historically, we have devoted most of our financial and other resources on sales and marketing; continued expansion of our business; and general administration expenses, including legal, accounting, and other expenses. We may not succeed in increasing our revenues, which historically have been reliant on our online direct-to-consumer website, in a manner that will be sufficient to offset these higher expenses. Any failure to increase our revenues as we implement initiatives to grow our business could prevent us from achieving profitability. We cannot be certain that we will be able to achieve profitability on a quarterly or annual basis, if at all. If we are unable to address these risks and difficulties as we encounter them, our business, financial condition, and results of operations may suffer.

All of the current brands and products that we sell and promote are owned or controlled by our Chief Executive Officer and we may lose all of our business at any time.

All of the current brands and products that we sell and promote are owned or controlled by Jas Mathur, our Chief Executive Officer. If Mr. Mathur chooses, on behalf of his companies and/or brands, to terminate all of the agreements he has with us, we will effectively lose all of our current business. All of our licensing agreements with our current marketed brands were entered into in 2021 and have five-year terms, whereby the licensors are not able to terminate the agreement with us except “for cause.” However, all such licensing agreements only grant us a non-exclusive license to manufacture, market, and distribute the brand’s products. Therefore, there is a possibility that the brands could work with other companies to manufacture, market, and distribute their products or replace us entirely. If this occurs, our revenues will significantly decline or stop completely. In addition, the trademarks for our name, “Limitless X,” and logo, are owned by entities that are owned or controlled by Mr. Mathur. In the event that he chooses to restrict our use of these trademarks, we will not be able to use our name and logo and would have to change our name.

We may not be able to successfully continue the business of Prime Time Live.

As a result of the LimitlessX Acquisition, we also acquired the business of Prime Time Live, Inc. (“PTL”), a digital marketer and service provider in the event industry. A major part of our business plan is to integrate the PTL platform with our offered services so that we can establish a more robust in-house digital marketing arm that we can utilize when promoting our customers’ brands and products. If we are not able to manage the integration of the PTL business successfully or cost effectively incorporate PTL’s platform, systems, and workflow with our brands’ existing marketing plans, our business, financial condition, results of operations, and prospects could be adversely affected.

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

We must expend resources to maintain consumer awareness of our brand, build brand loyalty and generate interest in our products. Our marketing strategies and channels will evolve, and our efforts may or may not be successful.

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

We use third-party social media platforms as, among other things, marketing tools. We also maintain relationships with many social media influencers and engage in sponsorship initiatives. As existing e-commerce and social media platforms continue to rapidly evolve and new platforms develop, we must continue to maintain a presence on these platforms and establish presences on new or emerging popular social media platforms. If we are unable to cost-effectively use social media platforms as marketing tools or if the social media platforms, we use change their policies or algorithms, we may not be able to fully optimize such platforms, and our ability to maintain and acquire customers and our financial condition may suffer.

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

In addition, an increase in the use of social media for product promotion and marketing may cause an increase in the burden on us to monitor compliance of such materials and increase the risk that such materials could contain problematic product or marketing claims in violation of applicable regulations. For example, in some cases, the FTC has sought enforcement action where an endorsement has failed to clearly and conspicuously disclose a financial relationship or material connection between an influencer and an advertiser.

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

In order to generate online customer traffic, we depend heavily on e-mailed catalogs, outbound emails, and an affiliate program. Our sales volume and e-commerce webpages traffic generally may be adversely affected by, among other things, a change in any of the above-mentioned dependencies as well as economic downturns, system failures, competition from other internet retailers, and non-internet retailers. A reduction in traffic to the e-commerce webpages as a result of these or any other factors could have a material adverse effect on our business, results of operations, and financial condition. In addition, e-commerce webpages sales conversion rates may decline due to, among other things, system failures and our ability to effectively predict and respond to changing trends and consumer demands, and to translate market trends into appropriate, saleable product offerings in a timely manner, all of which could also have a material adverse effect on our business, results of operations, and financial condition.

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

In addition, California voters recently approved the California Privacy Rights Act of 2020 (the “CPRA”) that went into effect on January 1, 2023. The CPRA significantly modifies the CCPA and imposes additional data protection obligations on companies doing business in California, resulting in further complexity. The law, among other things, gives California residents the ability to limit the use of their sensitive information, provides for penalties for CPRA violations concerning California residents under the age of 16, and establishes a new California Privacy Protection Agency to implement and enforce the law. The effects of this legislation are far-reaching and may impact our business. Some observers have noted that the CCPA could mark the beginning of a trend toward more stringent privacy legislation in the United States, which could increase our potential liability and adversely affect our business, financial condition, results of operations, and prospects.

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

We are subject to general business regulations and laws as well as regulations and laws specifically governing the internet and ecommerce, including consumer protection regulations that regulate retailers and govern the promotion and sale of merchandise. Existing and future regulations and laws could impede the growth of the Internet, ecommerce, or mobile commerce, which could in turn adversely affect our growth. These regulations and laws may involve taxes, tariffs, privacy and data security, anti-spam, content protection, electronic contracts and communications, consumer protection, sales practices, subscription programs, and internet neutrality. It is not clear how existing laws governing issues such as property ownership, sales and other taxes and consumer privacy apply to the Internet as the vast majority of these laws were adopted prior to the advent of the Internet and do not contemplate or address the unique issues raised by the internet or ecommerce. It is possible that general business regulations and laws, or those specifically governing the internet or ecommerce, may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or our practices. We cannot be sure that our practices have complied, comply, or will comply fully with all such laws and regulations. Any failure, or perceived failure, by us to comply with any of these laws or regulations could result in damage to our reputation, a loss in business, and proceedings or actions against us by governmental entities, customers, suppliers or others. Any such proceeding or action could hurt our reputation, force us to spend significant amounts in defense of these proceedings, distract our management, increase our costs of doing business, decrease the use of our website and mobile applications by customers and suppliers, and may result in the imposition of monetary liabilities and burdensome injunctions that could, for example, require changes to our business practices. We may also be contractually liable to indemnify and hold harmless third parties from the costs or consequences of noncompliance with any such laws or regulations. As a result, adverse developments with respect to these laws and regulations could have an adverse effect on our business, financial condition, results of operations, and prospects.

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

These suits often identify ingredients or components of a product for which certain marketing claims may not be fully accurate and claim that their presence in the product renders the statements false and deceptive. For example, some actions concerning “natural” claims have focused on the presence of genetically modified and/or synthetic ingredients or components in products, including synthetic forms of otherwise natural ingredients.

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

Presently there is no requirement contained in our charter documents or minutes which requires officers and directors of our business to disclose to us business opportunities which come to their attention. Our officers and directors do, however, have a fiduciary duty of loyalty to us to disclose to us any business opportunities which come to their attention, in their capacity as an officer and/or director or otherwise. Excluded from this duty would be opportunities which the person learns about through his involvement as an officer and director of another company. See Certain Relationships and Related Party Transactions.”

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

We rely significantly on information technology and any failure, inadequacy, or security lapse of that technology, including any cybersecurity incidents, could harm us.

We believe that companies have been increasingly subject to a wide variety of security incidents, cyberattacks and other attempts to gain unauthorized access. These threats can come from a variety of sources, ranging in sophistication from an individual hacker to a state-sponsored attack. Cyber threats may be generic, or they may be custom-crafted against our information systems. Over the past few years, cyber-attacks have become more prevalent and much harder to detect and defend against. Several key areas of our business depend on the use of information technologies, including production, manufacturing, marketing, and logistics, as well as clinical and regulatory matters. We also utilize systems that allow for the secure storage and transmission of proprietary or confidential information regarding our customers, employees, and others, including personal information. If we fail to maintain or protect our information systems and data integrity effectively, we could have problems in determining product cost estimates and establishing appropriate pricing, have difficulty preventing, detecting, and controlling fraud, have disputes with physicians, and other health care professionals, have regulatory sanctions or penalties imposed, have increases in operating expenses, incur expenses or lose revenues as a result of a data privacy breach, or suffer other adverse consequences and reputational damages. While we have invested in the protection of data and information technology, there can be no assurance that our efforts or those of our third-party collaborators, if any, or manufacturers, to implement adequate security and quality measures for data processing would be sufficient to protect against data deterioration or loss in the event of a system malfunction, or to prevent data from being stolen or corrupted in the event of a security breach. Any such loss or breach could harm our business, operating results, and financial condition. For a discussion of our management of cybersecurity risks, see Item 1C. “Cybersecurity-Risk Management” and “-Governance.”

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 1C. CYBERSECURITY.

Risks related to Cybersecurity Incidents

We face significant risks related to cybersecurity threats, which could adversely affect our business, financial condition, and results of operations. Cybersecurity incidents, including but not limited to unauthorized access, data breaches, and other malicious activities, could result in the loss or theft of sensitive information, disruption of our operations, and damage to our reputation. While we have implemented measures to protect our information systems, there can be no assurance that these measures will effectively prevent all cybersecurity incidents.

Specific risks include, but are not limited to:

1.	Data Breaches: A breach of our information systems could lead to unauthorized access to customer or employee data, resulting in reputational harm and legal liabilities.
2.	Operational Disruption: Cybersecurity incidents could disrupt our operations, leading to delays in production, delivery, or fulfillment of customer orders.
3.	Intellectual Property Theft: Unauthorized access to our proprietary information could result in intellectual property theft, impacting our competitive position in the market.
4.	Regulatory and Legal Compliance: Cybersecurity incidents may subject us to regulatory investigations, legal claims, and penalties, affecting our compliance with applicable laws and regulations.
5.	Third-Party Relationships: Our reliance on third-party vendors and service providers exposes us to additional cybersecurity risks, and a security breach affecting these entities could impact our operations.

Although, to date, cybersecurity incidents have not materially impacted our business strategy, results of operations, or financial condition, there can be no assurances that they will not do so in the future.

Refer to “Item 1A. Risk factors” in this Annual Report for additional information about cybersecurity-related risks.

Risk Management and Strategy

Assessing, Identifying, and Managing Material Cyber Threats

We have in place certain infrastructure, systems, policies, and procedures that are designed to proactively and reactively address circumstances that arise when unexpected events such as a cybersecurity incident occur. These include processes for assessing, identifying, and managing material risks from cybersecurity threats. We consult with external parties, such as cybersecurity firms and risk management and governance experts, on risk management and strategy. We use a team of outside vendors and government services specializing in IT and cybersecurity that provide expertise, tools, and methodologies to identify and assess vulnerabilities and potential threats. Automated tools and

AI-based user behavior analytics also support identification and management of cyber threats. Response to a broad category of threats is immediate and automatic. Security personnel and members of our management are alerted when cyber threats or anomalies are detected. Persistent threats or issues that, in the opinion of management, are material are immediately brought to the attention of our board of directors.

In the event of a detected cyber incident by 24/7 monitoring software or employee notification, our IT and cybersecurity provider performs a detailed assessment of the incident, identifies the source of the problem, and resolves the issue as appropriate. If they are unable to resolve the issue, the problem is escalated to our cybersecurity monitoring and detection software provider for resolution. Events which are not routinely resolved by our IT and cybersecurity provider are brought to the attention of the board.

In order to mitigate risks of cybersecurity incidents, critical business and operational data are backed up at night and stored offsite for security purposes and to restore data in the event of a breach. Additionally, we provide cybersecurity awareness training of our employees, incident response personnel, and senior management.

Governance

Our executive management team is primarily responsible for assessing and managing our material risks from cybersecurity threats. Management supervises both our internal cybersecurity and IT related personnel, as well as our retained external cybersecurity consultants and vendors. Additionally, they supervise efforts to prevent, detect, mitigate, and remediate cybersecurity risks and incidents through various means, which may include briefing from internal or external security personnel; threat intelligence and other information obtained from governmental, public or private sources, including external consultants or vendors engaged by us; and alerts and reports produced by security tools deployed in our IT environment.

Our board of directors provides oversight and oversees management’s processes for identifying and mitigating risks, including cybersecurity risks, to help align our risk exposure with our strategic objectives. Two of our management have received training on cyber risk governance for public companies, regularly brief our board of directors on our cybersecurity and information security posture as well as cybersecurity incidents deemed to have a moderate or higher business impact, even if viewed as immaterial to us. As cyber threats evolve and become more sophisticated, we believe that the board’s involvement in cybersecurity governance ensures that we are adequately focused on resources and protecting the Company’s assets and reputation.

Vital aspects of our cybersecurity governance that are currently in process or have been implemented include the following:

●	Governance and Strategy: Management and the board ensure that our cybersecurity strategy is aligned with our business strategy.
●	Risk Management and Oversight: Our board, as part of the board’s enterprise risk management oversight, actively oversee our cybersecurity risk management framework, ensuring that material risks are identified, assessed, and mitigated.
●	Resource Allocation:

○	Budget Approval: The board reviews and approves cybersecurity budgets and resource allocations to ensure we have adequate resources to implement and maintain effective cybersecurity measures.
○	Investment Decisions: The board, based upon recommendation of management or our external vendors and consultants, evaluates and approves significant investments in cybersecurity technologies, training, and talent.

●	Compliance and Legal Obligations:

○	Regulatory Compliance: Management and the board both play a role in overseeing compliance with relevant cybersecurity regulations and legal requirements.
○	Legal Oversight: Management and the board ensure we have appropriate legal counsel to address cybersecurity-related issues, including breach notification requirements.

●	Education and Awareness:

○	Training and Awareness: Members of management and members of our board take reasonable steps to stay informed about cybersecurity trends, threats, and best practices through ongoing education and training. Management reviews Company employee training programs to ensure employees are being trained appropriately and kept up to date on evolving cyber trends.
○	Board Training: Certain of our board members have received training to understand cybersecurity risks and their role in overseeing cybersecurity.

●	Reporting and Communication:

○	Periodic Updates: The board receives periodic updates from management, responsible staff regarding the Company’s cybersecurity posture, incidents, and risk management efforts.
○	Communication Strategy: Management, together with the board, are in the process of establishing a communication strategy for addressing cybersecurity disclosures with stakeholders, including customers, employees, and the public.

●	Performance Evaluation: Included in the board’s annual evaluation of the performance of the Company’s chief executive officer is the effectiveness of implementing cybersecurity policy and measures, ensuring that cybersecurity policies and practices are effective and aligned with organizational goals.
●	Cybersecurity Culture: The board fosters a cybersecurity-aware culture throughout the organization, supporting management’s efforts to build risk management including cyber into the fabric of the operating culture.

Despite these efforts, the rapidly evolving nature of cybersecurity threats requires ongoing vigilance, and there can be no assurance that our efforts will prevent all incidents.

In addition to the foregoing, management and the board are evaluating, and intend to implement, further cybersecurity related measures, including without limitation developing a more robust internal policy framework, incident response plan, crisis management planning, and third-party vendor assessments and contractual obligations for third parties that the Company engages with. The Company intends to progress these efforts throughout 2024.

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

ITEM 3. LEGAL PROCEEDINGS

There are currently no actions, suits, proceedings, inquiries or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our companies or our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect other than disclosed in our financial statements.

From time to time, the Company is involved in legal proceedings. The Company records a liability for those legal proceedings when it determines it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. The Company also discloses when it is reasonably possible that a material loss may be incurred, however, the amount cannot be reasonably estimated. From time to time, the Company may enter into discussions regarding settlement of these matters, and may enter into settlement agreements, if it believes settlement is in the best interest of the Company and its shareholders.

The following is a summary of our current outstanding litigation:

●	Mentom Eyewear Inc. – A legal action was filed in the Los Angeles Superior Court against Limitless X Holdings Inc., four of its officers, and an unrelated company, alleging the breach of an Implied In-Fact Agreement and other causes of action related to that alleged agreement such as conversion, fraud and unjust enrichment, Mentom Eyewear Inc. v. Limitless X Holdings Inc., et al., Case Number 23STCV24681. We believe that there was no such agreement, and that the plaintiff has no legal standing to bring such a matter against the Company or its officers. The case is moving into the discovery phase where we believe the true facts will lead to a dismissal; however, if the case continues, we will vigorously defend against such claims as it is our position that the allegations are not supported by the facts. No liability has been recorded for these litigations because the Company believes that any such liability is not probable and reasonably estimable at this time.

●	Harpo Inc. – A legal action was filed in the Central District of California against Limitless X Inc. and two of its officers along with Emblaze One, Inc., alleging trademark infringement and dilution, unfair competition, false advertising, and violation of the right of publicity, all based on allegations that one of our advertisements contained the unauthorized use of a celebrity’s name and intellectual property, Harpo Inc. and OW Licensing Company LLC v. Emblaze One, Inc., et al., Case Number 2:23-cv-04459 VAP (ASx). Any exposure stemming from this action would be subject to indemnity from the advertising network responsible for the ads in question. We have not yet filed a responsive pleading in this action as we are attempting a global settlement; however, if unable to settle we will defend the case vigorously and will attempt a contractual and equitable indemnity claim against the advertiser. No liability has been recorded for this litigation because the Company believes that any such liability is not reasonably estimable at this time.

ITEM 4. MINE SAFETY DISCLOSURE

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is currently trading on the OTCQB under the symbol “VYBE.” The closing price of our common stock on the OTCQB on April 10, 2024 was $0.51.

Holders

As of the date of this Annual Report, there are approximately 68 record holders of 3,977,497 shares of our common stock and 500,000 shares of Class A Preferred Stock.

Transfer Agent and Registrar

Our transfer agent is Mountain Share Transfer, Inc., 2030 Powers Ferry Rd. SE, Suite # 212, Atlanta, Georgia 30339. Their telephone number is (404) 474-3110.

Performance Graph and Purchases of Equity Securities

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

There were no issuer purchases of equity securities during the year ended December 31, 2023.

Recent Issuance of Unregistered Securities

Other than the below, we had no sales of unregistered securities in 2023 that have not been previously disclosed in a Current Report on Form 8-K or Quarterly Report on Form 10-Q.

The Company has received $9,175,000 from 12 accredited investors pursuant to the Convertible Note Offering during 2022 and additional one accredited investor for $500,000 during 2023. The convertible notes have a conversion rate of $0.25 per share of common stock. The notes have maturity dates of one year from issuance. The interest rate of the notes is 6% per annum. The notes are convertible into shares of common stock at the option of the holder. On October 1, 2023, the Company entered into Conversion Agreements with each of the convertible noteholders to convert their respective notes into shares of Class B Preferred Stock. Pursuant to the Conversion Agreements, each noteholder agreed to receive one share of Class B Preferred Stock for each $2.00 of principal and unpaid interest accrued through the closing date of the Conversion Agreement. As of the closing date of the Conversion Agreement, and each of them, no portion of any of the Notes had been converted into shares of the Company’s common stock. On October 23, 2023, pursuant to the Conversion Agreements, the Company planned to issue an aggregate of 10,349,097 shares of Class B Preferred Stock before the completion of this offering and extinguish $9,675,000 of convertible debt including accumulated interest as of October 23, 2023 in the amount of $674,097. As of December 31, 2023, Class B Preferred Stock has not been registered.

In connection with each of the following unregistered sales and issuances of securities, except as otherwise provided below, the Company relied upon the exemption from registration provided by Section 4(a)(2) of the Securities Act for transactions not involving a public offering.

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

ITEM 6. RESERVED

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

OVERVIEW

We are a multinational consumer packaged goods company that specializes in developing and offering ‘Look Good, Feel Great’ products, specifically within the nutrition and beauty industry, through direct response advertising and our distinctive and highly successful celebrity-backed brand awareness strategies. We possess unique capabilities to greatly enhance the reputation and impact of brands, due to our extensive knowledge and expertise in digital marketing and our successful track record in launching new consumer products.

On May 11, 2022, Bio Lab Naturals, Inc. (“Bio Lab”), entered into a Share Exchange Agreement (the “Share Exchange Agreement”) with Limitless X, Inc., a Nevada corporation (“LimitlessX”), and its 11 shareholders (the “LimitlessX Acquisition”) on May 11, 2022 (the “Merger”). The parties completed and closed the LimitlessX Acquisition on May 20, 2022 by issuing an aggregate of 3,233,334 shares of common stock of Bio Lab to the LimitlessX shareholders (the “Acquisition Closing”). According to the terms of the Share Exchange Agreement, Bio Lab then issued an additional 300,000 shares of common stock to the LimitlessX shareholders pro rata to their interests in approximately six months from the Acquisition Closing as part of the Limitless Acquisition. Concurrently with the LimitlessX Acquisition, Jaspreet Mathur, the founder and principal shareholder of LimitlessX, also purchased from Helion Holdings LLC, 500,000 shares of Bio Lab’s Class A Preferred Convertible Stock, which at all times have a number of votes equal to 60% of all of the issued and outstanding shares of common stock of Bio Lab.

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

On June 10, 2022, Bio Lab changed its name to Limitless X Holdings, Inc. (“we,” “us,” or “our”).

Reverse Stock Split

Effective December 19, 2022, we completed a reverse stock split of our outstanding common stock upon the filing of our Certificate of Amendment of Amended and Restated Certificate of Incorporation effecting a 1-for-30 reverse stock split (the “Reverse Stock Split”). No fractional shares were or will be issued in connection with the reverse stock split, and all such fractional shares resulting from the reverse stock split were and will be rounded up to the nearest whole number. The shares issuable upon the exercise of our outstanding warrants, and the exercise prices of such warrants, have been adjusted to reflect the reverse stock split. Unless otherwise noted, the share and per share information in this Annual Report reflects the reverse stock split.

Supply Chain Disruption / COVID-19 Business Update

Due to the residual impact of the global COVID-19 pandemic, we have taken measures to secure our research and development activities, while work in facilities has been organized to reduce the risk of COVID-19 transmission. The extent of the impact of the COVID-19 pandemic on our business, operations and clinical development timelines and plans remains uncertain, and will depend on certain developments, including the duration and spread of the outbreak and its impact on development, manufacturing process, supply chain, and other third parties with whom we do business, as well as its impact on regulatory authorities and our key management personnel. While we are experiencing limited financial impacts at this time, given the global economic slowdown, the overall disruption of global supply chains and the other risks and uncertainties associated with the pandemic, our business, financial condition, and results of operations ultimately could be materially adversely affected. Some of our suppliers have experienced delays in securing critical raw materials; while this has not materially impacted their services, we have observed delays in certain activities. Therefore, we continue to closely monitor the COVID-19 pandemic as we evolve our business continuity plans, clinical development plans and response strategy.

General and Administrative Expenses

General and administrative expenses consist of administrative functions, as well as fees paid for legal, consulting fees and facilities costs not otherwise included in research and development expense. Legal costs include general corporate legal fees and patent costs. We expect to incur additional expenses as a result of becoming a public company, including expenses related to compliance with the rules and regulations of the SEC and NYSE, additional insurance, investor relations and other administrative expenses and professional services.

RESULTS OF OPERATION

For the Year Ended December 31, 2023 Compared to the Year Ended December 31, 2022.

	Years Ended December 31,
	2023		2022		Changes
		% of		% of
	Amount	Sales	Amount	Sales	Amount	%
Revenue
Product sales	$15,443,148	77.0%	$40,364,955	68.8%	$(24,921,807)	-61.7%
Service revenue	4,597,933	22.9%	18,308,341	31.2%	(13,710,408)	-74.9%
Rentals	15,000	0.1%	15,000	0.0%	-	0.0%
Total revenue	20,056,081	100.0%	58,688,296	100.0%	(38,632,215)	-65.8%

Cost of sales
Cost of sales	4,064,933	20.3%	6,942,680	11.8%	(2,877,747)	-41.5%
Cost of sales - other	-	0.0%	358	0.0%	(358)	-100.0%
Total cost of sales	4,064,933	20.3%	6,943,038	11.8%	(2,878,105)	-41.5%

Gross profit	15,991,148	79.7%	51,745,258	88.2%	(35,754,110)	-69.1%

Operating expenses:
General and administrative	1,078,532	5.4%	1,938,640	3.3%	(860,108)	-44.4%
Advertising and marketing	19,416,622	96.8%	47,164,700	80.4%	(27,748,078)	-58.8%
Stock compensation for services	141,020	0.7%	1,117,782	1.9%	(976,762)	-87.4%
Transaction fees	1,159,896	5.8%	3,201,599	5.5%	(2,041,703)	-63.8%
Merchant fees	1,147,678	5.7%	2,459,670	4.2%	(1,311,992)	-53.3%
Royalty fees	416,140	2.1%	1,114,403	1.9%	(698,263)	-62.7%
Professional fees	1,515,065	7.6%	1,647,787	2.8%	(132,722)	-8.1%
Payroll and payroll taxes	3,587,300	17.9%	1,306,565	2.2%	2,280,735	174.6%
Rent	159,216	0.8%	205,497	0.4%	(46,281)	-22.5%
Bad debt expense	2,666,835	13.3%	1,300,855	2.2%	1,365,980	105.0%
Consulting fees, related party	10,000	0.0%	43,500	0.1%	(33,500)	-77.0%
Total operating expenses	31,298,304	156.1%	61,500,998	104.8%	(30,202,694)	-49.1%

Income (loss) from operations	(15,307,156)	-76.3%	(9,755,740)	-16.6%	(5,551,416)	56.9%

Other income (expense)
Interest expense	(897,287)	-4.5%	(348,017)	-0.6%	(549,270)	157.8%
Loss on debt settlement	(142,551)	-0.7%	-	0.0%	(142,551)	N/A
Other income	17,056	0.1%	57,756	0.1%	(40,700)	-70.5%
Other expense	(30,000)	-0.1%	-	0.0%	(30,000)	N/A
Gain on disposal of assets	-	0.0%	28,397	0.0%	(28,397)	-100.0%
Total other income (expense), net	(1,052,782)	-5.2%	(261,864)	-0.4%	(790,918)	302.0%

Income (loss) before income tax provision and gain on deconsolidation	(16,359,938)	-81.6%	(10,017,604)	-17.1%	(6,342,334)	63.3%

Gain on deconsolidation of subsidiaries	241,365	1.2%	-	0.0%	241,365	N/A

Income (loss) before income tax provision	(16,118,573)	-80.4%	(10,017,604)	-17.1%	(6,100,969)	60.9%

Income tax provision	-	0.0%	6,402	0.0%	(6,402)	-100.0%

Net income (loss)	$(16,118,573)	-80.4%	$(10,024,006)	-17.1%	$(6,094,567)	60.8%

Product Sales - Our product sales decreased by $24.9 million to $15.4 million for the year ended December 31, 2023 as compared to $40.4 million for the year ended December 31, 2022. The sales decrease was primarily attributable to changing affiliate marketing strategy to in-house sales through digital marketing. In 2023, there was a shift in our marketing strategies, including strategic advertisement placements with celebrities rather than depending on affiliate marketers who charge significant amount of marketing and affiliate costs.

Service Revenue - Our service revenue decreased by $13.7 million to $4.6 million for the year ended December 31, 2023 as compared to $18.3 million for the year ended December 31, 2022. Our service revenue decrease was primarily due to a shift in our marketing strategies which resulted in less digital marketing services from a decrease in number of customer transactions.

Cost of Sales

Our cost of sales decreased by $2.9 million, 41.5% of sales, to $4.1 million, 20.2% of sales. This increase was primarily due to decrease in product revenue and a result of operations decreasing during the period. The Company’s costs for freight, inventory, and other supplies decreased as well. Going forward, management is expecting both the product sales and service revenue business to steadily improve in terms of volumes and to remain stable.

Gross Profit

Gross profit for the year ended December 31, 2023 was $16.0 million or 79.7% of total revenue compared to $51.7 million and 88.2% of total revenue for the year ended December 31, 2022. The decrease in gross profit of $35.7 million was primarily due to decrease product and service revenue due to decrease in number of customer transactions and volume resulting from reduction in using affiliate third-party marketing. Our gross margin decrease was primarily due to slight increase in product costs.

Operating Expenses

During the year ended December 31, 2023, we recognized $31.3 million in operating expenses compared to $61.5 million for the year ended December 31, 2022. The decrease of $30.2 million was due to decrease in advertising and marketing, transaction fees, merchant fees, royalty fees, and bad debt expense.

●	Our advertising and marketing expense decreased by $27.8 million due to a shift in marketing strategies to bring digital marketing in-house and decrease in spendings to performance marketers (affiliate marketing).
●	The decrease in transaction fees and merchant fees are directly related to the increased number of transactions during the year.

Income (Loss) from Operations

As a result of the above, the Company had net loss from operations of $15.3 million for the year ended December 31, 2023, as compared to a loss from operations of $9.8 million for the year ended December 31, 2022.

Other Income (Expense)

For the year ended December 31, 2023, the Company incurred other expense of $1.1 million related to interest expense of $0.9 million and loss on debt settlement of $1.4 million compared to $3.5 million of interest expense for the year ended December 31, 2022.

Net Income (Loss)

As a result of the above, the Company generated a net loss of $16.1 million for the year ended December 31, 2023, as compared to a net loss of $10.0 million for the year ended December 31, 2022.

LIQUIDITY AND CAPITAL RESOURCES

We have a history of operating losses and negative cash flow in operating activities. We have incurred recurring net losses, including net losses from operations before income taxes of $16.1 million and $10.0 million for the years ended December 31, 2023 and 2022, respectively. We used $0.1 million and $5.8 million of cash for operating activities the year ended December 31, 2023 and 2022, respectively, and we had an accumulated deficit of $12.9 million at December 31, 2023. These factors raise substantial doubt as to our ability to continue as a going concern, and our independent registered public accounting firm has included a going concern uncertainty explanatory paragraph in their report for 2023.

Cash Used in Operating Activities

During the year ended December 31, 2023, net cash used in operating activities was $6.9 million. The cash used in operating activities was primarily due to net loss of $16.1 million off-set by increase in accounts payable, inventories and accrued expenses of $5.9 million and decrease royalty payable of $1.1 million. During the year ended December 31, 2022 net cash used in operating activities was $9.1 million. The cash used in operating activities was primarily due to net loss of $10.0 million off-set by increase in accounts payable and accrued expenses and royalty payable of $2.9 million and decrease of inventories of $1.9 million.

Cash Provided by Investing Activities

Net cash used in financing activities for the years ended December 31, 2023 and 2022 was nil.

Cash Provided by Financing Activities

Net cash provided by financing activities for the year ended December 31, 2023 was $1.2 million. This amount was incurred by increased borrowings from related parties, shareholders, and convertible debt. Net cash provided by financing activities for the year ended December 31, 2022 was $14.9 million. This amount was incurred by increased borrowings from related parties, shareholders, and convertible debt.

CRITICAL ACCOUNTING ESTIMATES

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions and estimates that affect the amounts reported in our financial statements and the accompanying notes. The amounts of assets and liabilities reported on our balance sheet and the amounts of revenues and expenses reported for each of our fiscal periods are affected by estimates and assumptions, which are used for, but not limited to, the accounting for revenue recognition, stock-based compensation and the valuation of deferred taxes. Actual results could differ from these estimates. The following critical accounting policies are significantly affected by judgments, assumptions and estimates used in the preparation of the financial statements:

Revenue Recognition

We recognize revenue when performance obligations under the terms of a contract with our customers are satisfied. We have determined that fulfilling and delivering products is a single performance obligation. Revenue is recognized at the point in time when we have satisfied our performance obligation, and the customer has obtained control of the products. This generally occurs when the product is delivered to or picked up by the customer based on applicable shipping terms, which is typically within 15 days. Revenue is measured as the amount of consideration expected to be received in exchange for fulfilled product orders,

While customers generally have a right to return defective or non-conforming products, past experience has demonstrated that product returns have been immaterial. Customer remedies for defective or non-conforming products may include a refund or exchange. As a result, the right of return is estimated and recorded as a reduction in revenue at the time of sale, if necessary.

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

ITEM 9A. CONTROLS AND PROCEDURES

Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this Annual Report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer has concluded that, as of December 31, 2023, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and (ii) accumulated and communicated to our management, including our principal executive and principal financial and accounting officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2023, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, our management concluded that our internal control over financial reporting was ineffective as of December 31, 2023.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Information About our Executive Officers and Directors

Our business and affairs are organized under the direction of our board of directors, which currently consists of nine members. We currently have five independent directors. Our directors will serve for one-year terms or until their successors are duly elected and qualified. There will be no cumulative voting in the election of directors. Consequently, at each annual meeting, the successors to each of our directors will be elected by a plurality of the votes cast at that meeting.

Set forth below are the names, ages, and positions of our directors and executive officers as of the date of this Annual Report.

Name	Age	Position with the Company	Date Joined the Company
Jaspreet Mathur	37	Chief Executive Officer and Chairman	May 20, 2022
Kenneth Haller	36	President and Director	May 20, 2022
Benjamin Chung	48	Chief Financial Officer	May 20, 2022
Danielle Young	35	Chief Operating Officer	May 20, 2022
Rob Cucher	46	VP of Legal Affairs	May 20, 2022
Bharat Raj Mathur	67	Director	May 20, 2022
Amanda Saccomanno	31	Director	May 20, 2022
Dov Konetz	40	Director	May 20, 2022
Dan Fleyshman	40	Director	October 3, 2022
Leon Anderson	36	Director	October 3, 2022
Michael Braun	38	Director	January 11, 2023
Hassan Iddrissu	45	Director	January 11, 2023

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

Kenneth Haller– President and Director

On May 20, 2022 Kenneth Haller was appointed our President and a Director of our Board. From January 2021 until April 2022, Mr. Haller was Vice President of Payments at RYVYL Inc. (formerly Greenbox POS) (Nasdaq: RYVL), a software company that designs and develops mobile applications for cash-free e-wallet payments. From May 2013 through May 2022, Mr. Haller was Managing Partner of SKY MIDS, a strategic merchant services company that focuses on high risk and international credit card processing. During this same period until 2021, he was Chief Executive Officer of ChargeSavvy, LLC, a table-side checkout POS system that streamlines information gathering and payment processing.

Benjamin Chung- Chief Financial Officer

On May 20, 2022, Benjamin Chung was appointed as our Chief Financial Officer. Mr. Chung has been in public accounting for over 24 years. From 1999 through 2004, Mr. Chung was an Audit Manager at PricewaterhouseCoopers. From May 2004 through June 2007, Mr. Chung was an audit manager at Ernst & Young. He then went on to become the Director of Internal Audit for Big 5 Sporting Goods. In January 2012, Mr. Chung was the founder and managing partner at Benjamin & Ko, a public accounting and consulting firm. In May 2021, Mr. Chung became the CFO of RYVYL Inc. (formerly Greenbox POS) (Nasdaq: RYVL). Additionally, over the last five years, Mr. Chung has also served on the board for multiple public companies, the most recent being Franklin Wireless, which trades on Nasdaq. Mr. Chung resigned from that board in December 2019 and currently does not serve on the board of directors of any publicly traded company.

Danielle Young- Chief Operating Officer

On May 20, 2022, Danielle Young was appointed our Chief Operating Officer. Mrs. Young has been in public accounting for over twelve years. In January 2015, she was hired by Benjamin & Young, LLP, a mid-size CPA firm in Orange County, California as part of their tax department. In May 2019, she left Benjamin & Young and joined Benjamin & Ko, as the Director of Internal Audit, spearheading their operations as well as working with major public companies such as The Habit Burger, Aerovironment, and Ducommun Aerospace. After leaving Benjamin & Ko in July 2021, she started her own consulting firm, Irvine Advisory Services which focuses on IPO readiness preparation, internal audit, Sarbanes-Oxley and corporate management. In June 2022, she was elected to the board of trustees of The Miss America Foundation.

Rob Cucher-VP of Legal Affairs

On May 20, 2022 Rob Cucher was appointed as our VP of Legal Affairs. Mr. Cucher is a seasoned attorney with 20 years of courtroom practice and experience representing clients on a wide range of legal matters including civil litigation, corporate governance, labor and employment, and commercial transactions, with a concentration in business law and health care. Since April 2017, Mr. Cucher has served as an officer and director of a technology company finding solutions to tracking chronic care and behavioral health conditions for patients throughout California. In February 2010, Mr. Cucher co-founded Sports for All Children, a non-profit providing athletic opportunities for children with special needs. Additionally, Mr. Cucher became a director in May 2019 of Better Housing Solutions, an affordable housing non-profit currently servicing Palmdale, California. Mr. Cucher graduated cum laude from UCLA and Loyola Law School in Los Angeles and is a current member of the California State Bar and United States District Courts.

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

Family Relationships

Except for Bharat Raj Mathur, who is the father of our CEO, Jaspreet Mathur, there are no family relationships with any of the executive officers or directors of the Company and the above referenced individuals. Other than as may be contemplated by the Share Exchange Agreement there are no arrangements or understandings between the above referenced individuals and any other persons pursuant to which he or she was selected as a director.

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

We held one board of directors meeting in 2021, two board of directors’ meetings in 2022, and no board of directors’ meetings in 2023. All other board actions were taken by unanimous written consent of the directors.

Delinquent Section 16(a) Reports

Section 16(a) of the Securities Exchange Act of 1934 (the “Exchange Act”), as amended, requires the Company’s directors and executive officers, and persons who own more than 10% of a registered class of the Company’s equity securities, to file reports of securities ownership and changes in such ownership with the SEC.

Based solely upon a review of such forms filed electronically with the SEC or written representations that no Form 5s were required, the Company believes that all Section 16(a) filing requirements were timely met during the year ended December 31, 2023.

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

Code of Business Conduct and Ethics

Our Board has adopted a Code of Business Conduct and Ethics that applies to all of our employees, including our executive officers and directors. Code of Business Conduct and Ethics will be available on our website at www.limitlessx.com, upon the completion of a successful uplisting on the NYSE. If we amend or grant a waiver of one or more of the provisions of our Code of Ethics and Business Conduct, we intend to satisfy the requirements under Item 5.05 of Form 8-K regarding the disclosure of amendments to or waivers from provisions of our Code of Ethics and Business Conduct that apply to our principal executive officer, financial and accounting officers by posting the required information on our website at the above address within four business days of such amendment or waiver. The information on our website is not part of this Annual Report.

Our Board, management and all employees of our Company are committed to implementing and adhering to the Code of Business Conduct and Ethics. Therefore, it is up to each individual to comply with the Code of Business Conduct and Ethics and to be in compliance of the Code of Business Conduct and Ethics. If an individual is concerned that there has been a violation of the Code of Business Conduct and Ethics, he or she will be able to report such violation in good faith to his or her superior. While a record of such reports will be kept confidential by our Company for the purposes of investigation, the report may be made anonymously and no individual making such a report will be subject to any form of retribution.

Audit Committee

We do not currently have an audit committee and we plan to form audit committee in the future.

ITEM 11. EXECUTIVE COMPENSATION.

Summary Compensation

The following table summarizes information regarding the compensation for fiscal years 2023 and 2022 for our named executive officers.

Name and Principal Position	Year	Salary ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Jaspreet Mathur, Chief Executive Officer	2023	1,000,000	-	-	-	-
and Chairman of the Board of Directors(1)	2022	291,667	-	-	417	292,084
Kenneth Haller,	2023	500,000	-	-	-	-
President and Director(2)	2022	145,833	-	-	5,624	151,457
Benjamin Chung,	2023	250,000	-	-	-	-
Chief Financial Officer(3)	2022	113,750	-	-	5,112	118,862
Danielle Young,	2023	200,000	-	-	-	-
Chief Operating Officer(4)	2022	91,000	-	-	667	91,667
Rob Cucher,	2023	250,000	-	-	-	-
VP of Legal Affairs(5)	2022	116,667	-	-	7,924	124,591

(1)	Mr. Mathur was appointed as CEO on May 20, 2022.
(2)	Mr. Haller was appointed as President on May 20, 2022.
(3)	Mr. Chung was appointed as CFO on May 20, 2022.
(4)	Ms. Young was appointed as COO on May 20, 2022.
(5)	Mr. Cucher was appointed VP of Legal Affairs on August 1, 2022.

Executive Compensation

We believe that the primary goal of executive compensation is to align the interests of our executive officers with those of our shareholders in a way that allows us to attract and retain the best executive talent.

●	Annual Base Salary. Base salary will be designed to compensate our named executive officers at a fixed level of compensation that will be designed to serve as a retention tool throughout the executive’s career. In determining base salaries, our board of directors (or, when enacted, our compensation committee) considers each executive’s role and responsibility, unique skills, future potential with us, salary levels for similar positions in our market and internal pay equity.

●	Option Plan. We plan to offer option awards to executives and other employees, in the discretion of the board of directors, considering the executive’s role and other compensation.

●	Health/Welfare Plans. All of our full-time employees are eligible to participate in health and welfare plans, including medical, dental and vision benefits, maintained by the Company. The Company pays 100% of health and welfare plans for all executives and 50% of health and welfare plans for all full-time employees.

●	PTO Plan. We offer paid-time off, which can be used for may be used for vacations, rest and relaxation and personal business, and sick days. The PTO varies amongst type of employee and is between two and three weeks.

Employment Agreements

Jaspreet Mathur, Chief Executive Officer

We entered into an employment agreement with Jaspreet Mathur, effective as of May 1, 2022, pursuant to which Mr. Mathur will serve as our Chief Executive Officer. Under his employment agreement, Mr. Mathur has agreed to devote his full business time and effort to the business affairs of the Company. Mr. Mathur employment agreement provides that his employment will be on an at-will basis and can be terminated by either Mr. Mathur or the Company at any time for cause. Under the agreement, Mr. Mathur will receive an initial base salary of $500,000 per year. Thereafter, effective as of January 1, 2023, the Company agreed to increase Mr. Mathur’s annual salary to $1,000,000. In the event that Mr. Mathur’s employment is terminated by our company without “Cause” or is terminated by Mr. Mathur for “Good Reason”, Mr. Mathur will be entitled to a predetermined severance compensation package which will be negotiated in good faith and be incompliance with all SEC regulations. “Cause” is defined to include dishonesty, misappropriation, willful misconduct, breach of the agreement, and other customary matters. “Good Reason” is defined to include a material adverse change in Mr. Mathur’s compensation or duties and level of responsibility. Mr. Mathur will be eligible to participate in Stock Option plans or other incentive plans the Company will offer. The employment agreement also contains customary confidentiality and invention-assignment covenants to which Mr. Mathur is subject.

Kenneth Haller, President

We entered into an employment agreement with Kenneth Haller, effective as of May 1, 2022, pursuant to which Mr. Haller will serve as our President. Under his employment agreement, Mr. Haller has agreed to devote his full business time and effort to the business affairs of the Company. Mr. Mathur employment agreement provides that his employment will be on an at-will basis and can be terminated by either Mr. Mathur or the Company at any time for cause. Under the agreement, Mr. Mathur will receive an initial base salary of $250,000 per year. Mr. Haller’s employment may be terminated by our company for “Good Reason” or without “Cause.” “Cause” is defined to include dishonesty, misappropriation, willful misconduct, breach of the agreement, and other customary matters. “Good Reason” is defined to include a material adverse change in Mr. Haller’s compensation or duties and level of responsibility. Mr. Haller will be eligible to participate in Stock Option plans or other incentive plans the Company will offer. The employment agreement also contains customary confidentiality and invention-assignment covenants to which Mr. Haller is subject.

Rob D. Cucher, Esq., President

We entered into an employment agreement with Rob D. Cucher, Esq., effective as of May 1, 2022, pursuant to which Mr. Cucher will serve as our Vice President – Legal Affairs. Under his employment agreement, Mr. Cucher has agreed to devote his full business time and effort to the business affairs of the Company. Mr. Cucher’s employment agreement provides that his employment will be on an at-will basis and can be terminated by either Mr. Cucher or the Company at any time for cause. Under the agreement, Mr. Cucher will receive an initial base salary of $250,000 per year. Mr. Cucher’s employment may be terminated by our company for “Good Reason” or without “Cause.” “Cause” is defined to include dishonesty, misappropriation, willful misconduct, breach of the agreement, and other customary matters. “Good Reason” is defined to include a material adverse change in Mr. Cucher’s compensation or duties and level of responsibility. Mr. Cucher will be eligible to participate in Stock Option plans or other incentive plans the Company will offer. The employment agreement also contains customary confidentiality and invention-assignment covenants to which Mr. Cucher is subject.

Karmandeep Munder, Operations Manager

We entered into an employment agreement with Karmandeep Munder, effective as of May 1, 2022, pursuant to which Mr. Munder will serve as our Operations Manager. Under his employment agreement, Mr. Munder has agreed to devote his full business time and effort to the business affairs of the Company. Mr. Munder employment agreement provides that his employment will be on an at-will basis and can be terminated by either Mr. Cucher or the Company at any time for cause. Under the agreement, Mr. Munder will receive an initial base salary of $150,000 per year. Mr. Munder’s employment may be terminated by our company for “Good Reason” or without “Cause.” “Cause” is defined to include dishonesty, misappropriation, willful misconduct, breach of the agreement, and other customary matters. “Good Reason” is defined to include a material adverse change in Mr. Munder’s compensation or duties and level of responsibility. Mr. Munder will be eligible to participate in Stock Option plans or other incentive plans the Company will offer. The employment agreement also contains customary confidentiality and invention-assignment covenants to which Mr. Munder is subject.

Benjamin Chung, Chief Financial Officer

We entered into an employment agreement with Benjamin Chung, effective as of July 27, 2022, pursuant to which Mr. Chung will serve as our Chief Financial officer. Under his employment agreement, Mr. Chung has agreed to devote his full business time and effort to the business affairs of the Company. Mr. Chung employment agreement provides that his employment will be on an at-will basis and can be terminated by either Mr. Chung or the Company at any time for cause. Under the agreement, Mr. Chung will receive an initial base salary of $250,000 per year. Mr. Chung’s employment may be terminated by our company for “Good Reason” or without “Cause.” “Cause” is defined to include dishonesty, misappropriation, willful misconduct, breach of the agreement, and other customary matters. “Good Reason” is defined to include a material adverse change in Mr. Chung’s compensation or duties and level of responsibility. Mr. Chung will be eligible to participate in Stock Option plans or other incentive plans the Company will offer. The employment agreement also contains customary confidentiality and invention-assignment covenants to which Mr. Chung is subject.

Danielle Young, Chief Operating Officer

We entered into an employment agreement with Danielle Young, effective as of May 1, 2022, pursuant to which Ms. Young will serve as our Chief Operating Officer. Under her employment agreement, Ms. Young has agreed to devote her full business time and effort to the business affairs of the Company. Ms. Young’s employment agreement provides that her employment will be on an at-will basis and can be terminated by either Ms. Young or the Company at any time for cause. Under the agreement, Ms. Young will receive an initial base salary of $200,000 per year. Ms. Young’s employment may be terminated by our company for “Good Reason” or without “Cause.” “Cause” is defined to include dishonesty, misappropriation, willful misconduct, breach of the agreement, and other customary matters. “Good Reason” is defined to include a material adverse change in Ms. Young’s compensation or duties and level of responsibility. Ms. Young will be eligible to participate in Stock Option plans or other incentive plans the Company will offer. The employment agreement also contains customary confidentiality and invention-assignment covenants to which Ms. Young is subject.

Base Salaries

The base salaries of our employed executive officers are specified in their respective employment agreements, as summarized above.

Bonuses

We did not pay any bonuses to any of our named executive officers during 2022 or 2023.

Equity Compensation

Through the date of this Annual Report, none of our officers, directors, or employees have received any equity compensation.

Retirement Plans

We do not currently maintain any retirement plans for our employees.

Director Compensation

We did not provide any cash or equity compensation to any of our directors during the year ended December 31, 2023, in their capacity as directors, and we have not yet adopted a compensation program for our directors.

Director Agreements

We do not have any written agreements with our directors. However, we have agreed to reimburse the directors for any Company-related expenses.

Outstanding Equity Awards at Fiscal Year End

There were no equity awards held by any of our appointed executive officers and directors as of December 31, 2023.

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

Equity Compensation Plan Information

The following table sets forth information as of December 31, 2023 regarding shares of common stock that may be issued under our equity compensation plans, consisting of our 2020 Stock Incentive Plan, 2022 Equity Incentive Plan, and our 2022 Restricted Stock Plan. We do not have any non-shareholder approved equity compensation plans.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED

Security Ownership of Certain Beneficial Owners and Management

As of the date of this Annual Report, there are 3,930,333 shares of our common stock outstanding. The following table sets forth the beneficial ownership of our common stock:

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

Name and Address (1)	Title	Shares Owned	Percent of Class (2)
Class A Preferred Stock

Jaspreet Mathur	Chief Executive Officer and Chairman	500,000	100%

Common Stock

Jaspreet Mathur	Chief Executive Officer and Chairman	2,632,334	66.97%

Bharat Raj Mathur	Director	141,334	3.60%

Kenneth Haller	President and Director	141,334	3.60%

Amanda Saccomanno	Director	106,000	2.70%

Benjamin Chung	Chief Financial Officer	35,334	*

Rob Cucher	VP of Legal Affairs	17,667	*

Danielle Young	Chief Operating Officer	-	-

Dov Konetz	Director	-	-

Dan Fleyshman	Director	-	-

Leon Anderson	Director	-	-

Michael Braun	Director	-	-

Hassan Iddrissu	Director	-	-

All executive officers and directors		3,074,003	78.21%

*	Less than 1%.

(1)	The mailing address of each of the officers and directors as set forth above is c/o Limitless X Holdings Inc., 9454 Wilshire Blvd. #300, Beverly Hills, California 90212.

(2)	As of the date hereof, there were 3,930,333 shares of our common stock issued and outstanding and 500,000 shares of our Class A Preferred Stock issued and outstanding.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The Company has established policies and other procedures regarding approval of transactions between the Company and any employee, officer, director, and certain of their family members and other related persons. These policies and procedures are generally not in writing but are evidenced by long standing principles adhered to by our Board. The disinterested members of the Board review, approve and ratify transactions that involve “related persons” and potential conflicts of interest. Related persons must disclose to the disinterested members of the Board any potential related person transactions and must disclose all material facts with respect to such transaction. All such transactions will be reviewed by the disinterested members of the Board and, in their discretion, approved or ratified. In determining whether to approve or ratify a related person transaction the disinterested members of the Board will consider the relevant facts and circumstances of the transaction, which may include factors such as the relationship of the related person with the Company, the materiality or significance of the transaction to the Company and the related person, the business purpose and reasonableness of the transaction, whether the transaction is comparable to a transaction that could be available to the Company on an arms-length basis, and the impact of the transaction on the Company’s business and operations.

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

As of November 1, 2023, we terminated our licensing agreement with Limitless Performance, Inc., Amarose, Inc., Divatrim, Inc., and SMILZ, Inc

As of December 31, 2023 and 2022, the royalty payable was $0 and $1,114,403, respectively.

Note Payables to Shareholder

Notes payable to shareholder consisted of the following:

	December 31,	December 31,
	2023	2022

December 6, 2021 ($50,000)	$50,000	$50,000
February 11, 2022 ($150,000)	150,000	150,000
May 8, 2022 ($550,000)	550,000	550,000
May 9, 2022 ($1,100,000)	1,100,000	1,100,000
May 16, 2022 ($450,000)	450,000	450,000
June 1, 2022 ($500,000)	500,000	500,000
June 30, 2022 ($922,028)	922,028	922,028
August 25, 2022 ($290,000)	290,000	290,000
November 15, 2022 ($450,000)	450,000	450,000
May 16, 2023 ($150,000)	150,000	-
May 18, 2023 ($50,000)	50,000	-
June 5, 2023 ($150,000)	150,000	-
June 20, 2023 ($50,000) – Funding Commitment	50,000	-
July 13, 2023 ($50,000) – Funding Commitment	50,000	-
August 1, 2023 ($190,000) – Funding Commitment	190,000	-
August 7, 2023 ($50,000) – Funding Commitment	50,000	-
Total notes payable to stockholder (current)	$5,152,028	$4,462,028

●	December 6, 2021 – $50,000

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

●	February 11, 2022 – $150,000

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

●	May 8, 2022 – $550,000

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

●	May 16, 2022 – $1,100,000

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

●	May 18, 2022 – $450,000

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

●	June 1, 2022 – $500,000

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

●	September 30, 2022 – $922,028

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

●	August 25, 2022 – $290,000

On August 25, 2022, the Company entered into a Loan Authorization Agreement for a loan of $290,000 from a shareholder, the proceeds of which were to be used for working capital purposes. The loan has an interest rate of 10% per annum and is due on demand. As of September 30, 2023 and December 31, 2022, the principal balance was $290,000 and $290,000, respectively.

●	November 15, 2022 – $450,000

On November 15, 2022, the Company entered into a Loan Authorization and Agreement for a loan of $450,000 from a shareholder, the proceeds of which were to be used for working capital purposes. The loan has an interest rate of 10% per annum and is due on demand. As of September 30, 2023 and December 31, 2022, the principal balance was $450,000 and $450,000, respectively.

●	May 16, 2023 – $150,000

On May 16, 2023, the Company entered into a Loan Authorization and Agreement for a loan of $150,000 from a shareholder, the proceeds of which were to be used for working capital purposes. The loan has an interest rate of 10% per annum and is due on demand. As of September 30, 2023, the principal balance was $150,000.

●	May 18, 2023 – $50,000

On May 18, 2023, the Company entered into a Loan Authorization and Agreement for a loan of $50,000 from a shareholder, the proceeds of which were to be used for working capital purposes. The loan has an interest rate of 10% per annum and is due on demand. As of September 30, 2023, the principal balance was $50,000.

●	June 5, 2023 – $150,000

On June 5, 2023, the Company entered into a Loan Authorization and Agreement for a loan of $150,000 from a shareholder, the proceeds of which were to be used for working capital purposes. The loan has an interest rate of 10% per annum and is due on demand. As of September 30, 2023, the principal balance was $150,000.

●	Funding Commitment Agreement

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

December 31, 2023

June 20, 2023 ($50,000)	$50,000
July 13, 2023 ($50,000)	50,000
August 1, 2023 ($190,000)	190,000
August 7, 2023 ($50,000)	50,000
Total Funding Commitment	$340,000

As of December 31, 2023, the balance of the Funding Commitment was $340,000.

Notes Payable to Related Party

Notes payable to related party consisted of the following:

	December 31,	December 31,
	2023	2022

May 10, 2022 ($12,500)	$12,500	$12,500
May 10, 2022 ($12,500)	12,500	12,500
May 10, 2022 ($20,000)	20,000	20,000
May 31, 2022 ($5,000)	5,000	5,000
May 31, 2022 ($15,000)	15,000	15,000
June 9, 2022 ($15,000)	15,000	15,000
December 31, 2022 ($929,401)	-	929,401

Total notes payable to related parties (current)	$80,000	$1,247,011

●	May 10, 2022 - $12,500

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

●	May 10, 2022 - $12,500

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

●	May 10, 2022 - $20,000

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

●	May 31, 2022 - $5,000

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

●	May 31, 2022 - $15,000

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

●	June 9, 2022 - $15,000

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

●	December 31, 2022 - $929,401

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following table summarizes the aggregate fees billed to us by BF Borgers CPA, PC, our principal accounts, for professional services during the years ended December 31, 2023 and December 31, 2022:

Fees	2023	2022
Audit Fees (1)	$367,500	$71,000
All Other Fees	-	-
Total Fees	$367,500	$70,600

(1) Audit Fees.

Fees for audit services billed in 2023 and 2022 consisted of:

●	Progress billings for the audits of the Company’s financial statements for 2022 and 2023; and

●	Review of the Company’s quarterly financial statements for 2023 and 2022.

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

c)	Exhibits:

Exhibit Number	Description	Form	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation filed October 31, 2022	8-K	3.1	11/01/2022
3.2	Amended and Restated Bylaws	S-1	3.2	02/14/2024
3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation filed December 19, 2022	8-K	3.1	12/21/2022
3.4	Class A Super Majority Convertible Preferred Shares Designation filed February 5, 2020	S-1	4.3	07/02/2020
3.5	Amended Certificate of Designation of Class A Preferred Convertible Stock	8-K	3.1	05/26/2022
3.6	Certificate of Designation of Class B Convertible Preferred Stock filed October 23, 2023	8-K	3.1	10/26/2023
3.7	Amended Certificate of Designation of Class B Preferred Convertible Stock	S-1	3.7	02/14/2024
4.1	2020 Stock Option Plan	S-1	4.1	07/02/2020
4.2	2022 Restricted Stock Plan	S-1	4.2	02/14/2024
4.3	2022 Stock Option Plan	S-1	4.3	02/14/2024
10.1	Manufacturing & Distributorship License Agreement between Limitless X Inc. and Divatrim Inc., dated December 1, 2021	8-K	10.3	05/26/2022
10.2	Manufacturing & Distributorship License Agreement between Limitless X Inc. and Smilz Inc., dated December 1, 2021	8-K	10.4	05/26/2022
10.3	Manufacturing & Distributorship License Agreement between Limitless X Inc. and Limitless Performance Inc., dated December 1, 2021	8-K	10.5	05/26/2022
10.4	Manufacturing & Distributorship License Agreement between Limitless X Inc. and Amarose Inc., dated December 1, 2021	8-K	10.6	05/26/2022
10.5	Promissory Note between Limitless X, Inc. and Jaspreet Mathur, dated December 6, 2021	8-K	10.7	05/26/2022

10.6	Promissory Note between Limitless X, Inc. and Jaspreet Mathur, dated February 11, 2022	8-K	10.8	05/26/2022
10.7	Promissory Note between Limitless X, Inc. and Jaspreet Mathur, dated May 8, 2022	8-K	10.9	05/26/2022
10.8	Share Exchange Agreement among Bio Lab Naturals, Inc., Limitless X, Inc., and Certain Shareholders, dated May 11, 2022	8-K	2.1	05/26/2022
10.9	Promissory Note between Limitless X, Inc. and Jaspreet Mathur, dated May 16, 2022	8-K	10.10	05/26/2022
10.10	Promissory Note between Limitless X, Inc. and Jaspreet Mathur, dated May 18, 2022	8-K	10.11	05/26/2022
10.11	Amendment to Share Exchange Agreement, dated August 2, 2022	8-K	10.1	08/05/2022
21.1	List of Subsidiaries	S-1	21.1	02/14/2024
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a–14(a) or 15d-14(a) of the Securities Exchange Act of 1934				X
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934				X
32.1	Certification of Chief Executive Officer under Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.2	Certification of Chief Financial Officer under Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained within Exhibit 101)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIMITLESS X HOLDINGS, INC.

	By:	/s/ Jaspreet Mathur
	Name:	Jaspreet Mathur
Dated: April 18, 2024	Title:	Chief Executive Officer and Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jaspreet Mathur	Chief Executive Officer and Chairman of the Board of Director	April 18, 2024
Jaspreet Mathur	(Principal Executive Officer)

/s/ Benjamin Chung	Chief Financial Officer	April 18, 2024
Benjamin Chung	(Principal Financial Officer and Principal Accounting Officer)

/s/ Kenneth Haller	Director	April 18, 2024
Kenneth Haller

/s/ Bharat Raj Mathur	Director	April 18, 2024
Bharat Raj Mathur

/s/ Amanda Saccomanno	Director	April 18, 2024
Amanda Saccomanno

/s/ Dov Konetz	Director	April 18, 2024
Dov Konetz

/s/ Leon Anderson	Director	April 18, 2024
Leon Anderson

/s/ Dan Fleyshman	Director	April 18, 2024
Dan Fleyshman

/s/ Michael Braun	Director	April 18, 2024
Michael Braun

/s/ Hassan Iddrissu	Director	April 18, 2024
Hassan Iddrissu

LIMITLESS X HOLDINGS, INC.

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors

of Limitless X Holdings Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Limitless X Holdings Inc. as of December 31, 2023 and 2022, the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company’s significant operating losses raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter

Critical audit matters are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments.

We determined that there are no critical audit matters.

/S/ BF Borgers CPA PC (PCAOB ID 5041)

We have served as the Company’s auditor since 2022

Lakewood, CO

April 18, 2024

LIMITLESS X HOLDINGS INC.

CONSOLIDATED BALANCE SHEETS

December 31,	2023	2022

ASSETS

Current Assets:
Cash	$116,100	$5,843,323
Accounts receivables, net	116,888	895,713
Holdback receivables, net	-	1,043,991
Inventories	21,857	3,855,946
Prepaid expenses	12,500	-
Total current assets	267,345	11,638,973

Non-Current Assets:
Operating lease right-of-use asset, net	-	91,032
Property and equipment, net	29,410	32,256
Other assets	10,985	78,965
Total non-current assets	40,395	202,253

Total assets	$307,740	$11,841,226

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable and accrued expenses	$7,318,230	$2,074,576
Accrued interest	531,149	344,475
Current portion of operating lease liabilities	-	92,195
Royalty payable	-	1,114,403
Refunds payable	41,509	213,930
Chargebacks payable	20,755	118,288
Income tax payable	-	17,056
Note payable	35,000	35,000
Convertible notes payable	-	9,175,000
Notes payable to shareholder	5,152,028	4,462,028
Notes payable to related parties	80,000	1,247,011

Total current liabilities	13,178,671	18,893,962
Total liabilities	13,178,671	18,893,962

Commitments and contingencies

Stockholders’ deficit
Preferred Stock A - $0.0001 par value; 30,000,000 authorized shares; 500,000 shares issued and outstanding	50	50
Preferred Stock B - $0.0001 par value; 30,000,000 authorized shares; 10,349,097 shares issued and outstanding	1,035	-
Common Stock- $0.0001 par value; 300,000,000 authorized shares; 3,977,497 shares and 3,929,834 issued, respectively	399	394
Additional paid-in-capital	13,265,500	2,966,162
Retained earnings	(26,137,915)	(10,019,342)
Total stockholders’ deficit	(12,870,931)	(7,052,736)

Total liabilities and stockholders’ deficit	$307,740	$11,841,226

The accompanying notes are an integral part of these consolidated financial statements.

LIMITLESS X HOLDINGS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31,	2023	2022

Net Revenue
Product sales	$15,443,148	$40,364,955
Service revenue	4,597,933	18,308,341
Rentals	15,000	15,000
Total net revenue	20,056,081	58,688,296

Cost of Revenue
Cost of revenue	4,064,933	6,942,680
Cost of revenue - other	-	358
Total cost of sales	4,064,933	6,943,038

Gross profit	15,991,148	51,745,258

Operating expenses:
General and administrative	1,078,532	1,938,640
Advertising and marketing	19,416,622	47,164,700
Stock compensation for services	141,020	1,117,782
Transaction fees	1,159,896	3,201,599
Merchant fees	1,147,678	2,459,670
Royalty fees	416,140	1,114,403
Professional fees	1,515,065	1,647,787
Payroll and payroll taxes	3,587,300	1,306,565
Rent	159,216	205,497
Bad debt expense	2,666,835	1,300,855
Consulting fees, related party	10,000	43,500
Total operating expenses	31,298,304	61,500,998

Loss from operations	(15,307,156)	(9,755,740)

Other income (expense)
Interest expense	(897,287)	(348,017)
Loss on debt settlement	(142,551)	-
Other income	17,056	57,756
Other expense	(30,000)	-
Gain on disposal of assets	-	28,397
Total other income (expense), net	(1,052,782)	(261,864)

Loss before income tax provision and gain on deconsolidation	(16,359,938)	(10,017,604)

Gain on deconsolidation of subsidiary	241,365	-

Loss before income tax provision	(16,118,573)	(10,017,604)

Income tax provision	-	6,402

Net loss	$(16,118,573)	$(10,024,006)

Earnings (Loss) Per Share:
Net loss per common share - basic and diluted	$(4.07)	$(2.71)
Weighted average number of common shares	3,957,486	3,692,740

The accompanying notes are an integral part of these consolidated financial statements.

LIMITLESS X HOLDINGS INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Preferred Stock A		Preferred Stock B		Common Stock		Common Stock Issuable		Additional Pain-In	Retained	Total Stockholder’s
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Equity

Balance at December 31, 2021	500,000	$50	-	$-	3,496,150	$350	397,000	$40	$1,848,384	$4,664	$1,853,488

Issuance of common stock	-	-	-	-	97,000	10	(97,000)	(10)	-	-	-

Issuance of common stock issuable	-	-	-	-	300,000	30	(300,000)	(30)	-	-	-

Issuance of common stock for services	-	-	-	-	36,684	4	-	-	1,117,778	-	1,117,782

Net loss	-	-	-	-	-	-	-	-	-	(10,024,006)	(10,024,006)

Balance at December 31, 2022	500,000	$50	-	$-	3,929,834	$394	-	$-	$2,966,162	$(10,019,342)	$(7,052,736)

Issuance of common stock for services	-	-	-	-	47,663	5	-	-	141,015	-	141,020

Vybe deconsolidation	-	-	-	-	-	-	-	-	(189,739)	-	(189,739)

Conversion of convertible notes and interest payables	-	-	10,349,097	1,035	-	-	-	-	10,348,062	-	10,349,097

Net loss	-	-	-	-	-	-	-	-	-	(16,118,573)	(16,118,573)

Balance at December 31, 2023	500,000	$50	$10,349,097	$1,035	3,977,497	$399	-	$-	$13,265,500	$(26,137,915)	$(12,870,931)

The accompanying notes are an integral part of these consolidated financial statements.

LIMITLESS X HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31,	2023	2022

Cash flows from operating activities:
Net loss	$(16,118,573)	$(10,024,006)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	4,450	5,686
Common stock issued for professional fees	141,020	1,117,782
Loss on settlement of debt	142,551	-
Gain on deconsolidation of subsidiary	(241,365)	-
Changes in assets and liabilities:
Accounts receivables, net	300,717	(573,214)
Holdback receivables	1,043,991	(881,765)
Inventories	3,048,179	(1,980,800)
Prepaid expenses	(12,500)	-
Other assets	67,980	(67,980)
Accounts payable and accrued expenses	5,899,533	1,794,031
Accrued interest	233,862	344,475
Refunds payable	(172,421)	6,331
Royalty payable	(1,114,403)	1,114,403
Chargebacks payable	(97,533)	17,938
Income tax payable	-	(5,850)
Net cash used in operating activities	(6,874,512)	(9,132,969)

Cash flows from investing activities:
Purchases of equipment	(1,604)	-
Proceeds from disposition of asset	-	28,397
Net cash used in financing activities	(1,604)	28,397

Cash flows from financing activities:
Proceeds from convertible debt	500,000	-
Proceeds from borrowings from stockholder	690,000	4,412,028
Proceeds from borrowings from related parties	-	1,247,011
Proceeds from borrowing	-	9,210,000
Net cash provided by financing activities	1,190,000	14,869,039

Net increase(decrease) in cash	(5,686,116)	5,764,467

Deconsolidation - Cash	(41,107)	-

Cash – beginning of period	5,843,323	78,856

Cash – end of period	$116,100	$5,843,323

Supplemental disclosures of cash flow information
Cash paid during the periods for:
Interest	$2,334	$1,125
Income taxes	$-	$5,850

Non-cash investing and financing activities:
Conversion of convertible notes and interest payables	$10,349,097	$-
Increase of due to shareholder from asset contribution by shareholder	$988,817
Decrease in due to Emblaze One, Inc. by Limitless X due to deconsolidation	$(1,167,011)	$-
Increase in due from Vybe Labs, Inc. by Limitless X due to deconsolidation	$1,356,750	$-

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Reporting

The accompanying consolidated financial statements include the accounts of Limitless X Holdings Inc. (a holding company) and its wholly owned operating subsidiaries: Limitless X, Inc., Vybe Lab Inc. (for 2022 and deconsolidated on June 1, 2023), and Prime Time Live, Inc. (collectively, the “Company”). All intercompany balances have been eliminated during consolidation.

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company had an accumulated deficit of $26.1 million at December 31, 2023, and had a net loss of $16.1 million for the year ended December 31, 2023 and net cash used in operating activities of $6.9 million for the year ended December 31, 2023. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

To support our existing and planned business model, the Company needs to raise additional capital to fund our future operations. The Company has not experienced any difficulty in raising funds through loans and has not experienced any liquidity problems in settling payables in the normal course of business and repaying loans when they fall due. Successful renewal of our loans, however, is subject to numerous risks and uncertainties. In addition, the increasingly competitive industry conditions under which we operate may negatively impacted our results of operations and cash flows. Additional debt financing is anticipated to fund the Company’s operations in near future. However, there are no current agreements or understandings with regard to the form, time or amount of such financing and there is no assurance that any of this financing can be obtained or that the Company can continue as a going concern.

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

The total holdback receivables balance reflects the 0-10% reserve on gross sales and additional reserves by the third-party processor for additional returns and chargebacks if needed. Based on aging of the holdback receivables, the Company has determined that an allowance for doubtful accounts of $1,300,855 or 55% of holdback receivables should be deemed uncollectible recorded as bad debt expense. As of December 31, 2023 and December 31, 2022, the adjusted holdback receivables balance was $NIL and $1,043,991, respectively.

Inventories

Inventories are valued at the lower-of-cost or net realizable value on a first-in, first-out basis, adjusted for the value of inventory that is determined to be excess, obsolete, expired, or unsaleable. Inventories primarily consisted of finished goods.

Advertising and Marketing

Advertising and marketing costs are charged to expense as incurred. Advertising and marketing costs were approximately $19,416,622 and $47,164,700 for the years ended December 31, 2023 and 2022, respectively, and are included in operating expenses in the accompanying statements of operations.

Property and Equipment, net

Property and equipment is recorded at cost. Expenditures for major additions and improvements are capitalized and minor replacements, maintenance, and repairs are charged to expense as incurred. When property and equipment is retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the results of operations for the respective period. Depreciation of property and equipment is over the estimated useful life of five to ten years using the straight-line method.

	December 31, 2023	December 31, 2022

Machinery and equipment	$39,067	$37,463
Total	39,067	37,463

Less: accumulated depreciation	(9,657)	(5,207

Total equipment, net	$29,410	$32,256

Depreciation expense was $4,450 and $5,686 for the years ended December 31, 2023 and 2022, respectively. During the year ended December 31, 2022, the Company reported a gain of $28,397 on the disposal of assets.

Revenue Recognition

Product Sales

The Company recognizes revenue when performance obligations under the terms of a contract with its customer are satisfied. The Company has determined that fulfilling and delivering products is a single performance obligation. Revenue is recognized at the point in time when the Company has satisfied its performance obligation and the customer has obtained control of the products or when the service is fully. This generally occurs when the product is delivered to or picked up by the customer based on applicable shipping terms, which is typically within 15 days. Revenue is measured as the amount of consideration expected to be received in exchange for fulfilled product orders,

While customers generally have a right to return defective or non-conforming products, past experience has demonstrated that product returns have been immaterial. Customer remedies for defective or non-conforming products may include a refund or exchange. As a result, the right of return is estimated and recorded as a reduction in revenue at the time of sale, if necessary.

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

Revenue related to digital marketing is recognized over time as services are provided to the customer. We sell digital marketing, digital and print design, social media marketing and direct-to-consumer marketing and thus use standalone selling prices as the basis for revenue. Payment for digital marketing services are typically received at the point when control transfers to the customer or in accordance with payment terms customary to the business. There was no deferred revenue related to services revenue as of December 31, 2023 and 2022.

Cost of Sales

Cost of goods sold includes the cost of inventory sold during the period as well as certain commission fees, returns, chargebacks, distribution and shipping and handling costs. The amount shown is net of various rebates from third-party vendors in the form of payments.

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

As of December 31, 2023 and December 31, 2022, refunds payable was $41,509 and $213,930, respectively.

Chargebacks Payable

Once customers successfully dispute chargebacks with the payment processor, the Company returns such funds to the payment processor to return to the customer. As of December 31, 2023 and December 31, 2022, chargebacks payable was $20,755 and $118,288, respectively.

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

Earnings (Loss) per Share

The Company calculates earnings per share in accordance with Financial Accounting Standards Board (“FASB”) ASC 260, Earnings Per Share, which requires a dual presentation of basic and diluted earnings per share. Basic earnings per share (“EPS”) is computed by dividing earnings (losses) attributable to common shareholders by the weighted average number of common shares outstanding for the periods. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The Company had a loss for the years ended December 31, 2023 and 2022.

Equity Based Payments

The Company accounts for equity-based payment accruals under authoritative guidance as set forth in the Topics of the ASC. The guidance requires all equity-based payments to employees and non-employees, including grants of employee and non-employee stock options and warrants, to be recognized in the consolidated financial statements based at their fair values. The Company applies the provisions of ASC 718, “Compensation - Stock Compensation,” using a modified prospective application, and the Black-Scholes model to value stock options. Under this application, the Company records compensation expense for all awards granted. Compensation costs will be recognized over the period that an employee provides service in exchange for the award. During the year ended December 31, 2023 and the year ended December 31, 2022, the Company granted no options under the 2020 Stock Incentive Plan and 2022 Stock Option Plan.

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

Operating Lease

In accordance with ASC 842, Leases, the Company determines whether an arrangement contains a lease at inception. A lease is a contract that provides the right to control an identified asset for a period of time in exchange for consideration. For identified leases, the Company determines whether it should be classified as an operating or finance lease. Operating leases are recorded in the balance sheet as: right-of-use asset (“ROU asset”) and operating lease liability. ROU asset represents the Company’s right to use an underlying asset for the lease term and lease liability represents the Company’s obligation to make lease payments arising from the lease. ROU assets and operating lease liabilities are recognized at the commencement date of the lease and measured based on the present value of lease payments over the lease term. The ROU asset also includes deferred rent liabilities. The Company’s lease arrangement generally do not provide an implicit interest rate. As a result, in such situations the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The Company includes options to extend or terminate the lease when it is reasonably certain that it will exercise that option in the measurement of its ROU asset and liability. Lease expense for the operating lease is recognized on a straight-line basis over the lease term. The Company has a ease agreement with lease and non-lease components, which are accounted for as a single lease component and are month-to-month during the year ended December 31, 2023.

Recent Accounting Pronouncements

In December 2019, FASB issued Accounting Standards Update (“ASU”) 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which amends existing guidance related to the accounting for income taxes. This ASU is intended to simplify the accounting for income taxes by removing certain exceptions to the general principles of accounting for income taxes and to improve the consistent application of GAAP for other areas of accounting for income taxes by clarifying and amending existing guidance. This ASU is effective for fiscal years beginning after December 15, 2020, with early adoption permitted. The Company evaluated the effects of adoption of this guidance on the financial statements and did not have any material impact on its consolidated financial statements.

In June 2016, the FASB issued an accounting standards update which changes the methodology for measuring credit losses on financial instruments and the timing of when such losses are recorded. This update replaces the existing incurred loss impairment model with an expected loss model (referred to as the Current Expected Credit Loss model, or “CECL”). The standard update, and its related amendments, will become effective for the fiscal year beginning on January 1, 2023. The Company evaluated the effects of adoption of this guidance on the financial statements and did not have any material impact on its consolidated financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA and the SEC did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

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

NOTE 4 – DECONSOLIDATION (Sale of Vybe Labs, Inc.)

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

NOTE 5 – LOSS ON SETTLEMENT OF DEBT

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

NOTE 6 – ROYALTY PAYABLES

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

As of December 31, 2023 and 2022, the royalty payable was $0 and $1,114,403, respectively.

On October 1, 2023, the Company terminated each of the License Agreements; however, the Company maintained its license for NZT-48 with LPI.

NOTE 7 – NOTE PAYABLE

On March 1, 2021, an individual loaned the predecessor company $35,000 in exchange for an unsecured promissory note that included interest at the rate of 10% per annum on the unpaid principal balance with all unpaid principal and interest due on or before March 1, 2022. The maturity date was extended to December 31, 2022. Interest is due and payable on the first day of each month. As of December 31, 2023, Prime Time Live, Inc. owes $35,000 in principal and accrued interest of $4,595 as of December 31, 2023. As of December 31, 2022, Prime Time Live, Inc. owes $35,000 in principal and accrued interest of $1,095 as of December 31, 2022.

NOTE 8 – CONVERTIBLE NOTES PAYABLE

Convertible notes payable consisted of the following:

	December 31,	December 31,
	2023	2022

August 3, 2022 ($5,000,000)	$-	$5,000,000
August 3, 2022 ($1,000,000)	-	1,000,000
August 22, 2022 ($500,000)	-	500,000
September 22, 2022 ($250,000)	-	250,000
September 25, 2022 ($600,000)	-	600,000
September 25, 2022 ($600,000)	-	600,000
September 29, 2022 ($50,000)	-	50,000
September 29, 2022 ($500,000)	-	500,000
October 10, 2022 ($500,000)	-	500,000
October 13, 2022 ($750,000)	-	75,000
October 13, 2022 ($50,000)	-	50,000
October 14, 2022 ($50,000)	-	50,000

Total convertible note payables (current)	$-	$9,175,000

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

The Company has received $9,175,000 from 12 accredited investors pursuant to the Convertible Note Offering during 2022 and additional one accredited investor for $500,000 during 2023. The Company had $9,675,000 raised through the Convertible Note Offering prior to converting to Class B Preferred Stock on October 23, 2023.

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

On October 23, 2023, pursuant to the Conversion Agreements, the Company planned to issue an aggregate of 10,349,097 shares of Class B Preferred Stock before the completion of this offering and extinguish $9,675,000 of convertible debt including accumulated interest as of October 23, 2023 in the amount of $674,097.

NOTE 9 – NOTES PAYABLE TO SHAREHOLDER

Notes payable to shareholder consisted of the following:

	December 31,	December 31,
	2023	2022

December 6, 2021 ($50,000)	$50,000	$50,000
February 11, 2022 ($150,000)	150,000	150,000
May 8, 2022 ($550,000)	550,000	550,000
May 9, 2022 ($1,100,000)	1,100,000	1,100,000
May 16, 2022 ($450,000)	450,000	450,000
June 1, 2022 ($500,000)	500,000	500,000
June 30, 2022 ($922,028)	922,028	922,028
August 25, 2022 ($290,000)	290,000	290,000
November 15, 2022 ($450,000)	450,000	450,000
May 16, 2023 ($150,000)	150,000	-
May 18, 2023 ($50,000)	50,000	-
June 5, 2023 ($150,000)	150,000	-
June 20, 2023 ($50,000) – Funding Commitment	50,000	-
July 13, 2023 ($50,000) – Funding Commitment	50,000	-
August 1, 2023 ($190,000) – Funding Commitment	190,000	-
August 7, 2023 ($50,000) – Funding Commitment	50,000	-
Total notes payable to stockholder (current)	$5,152,028	$4,462,028

●	December 6, 2021 – $50,000

On December 6, 2021, the Company entered into a Loan Authorization and Agreement for a loan of $50,000 from a shareholder, the proceeds of which were used to be used for working capital purposes. Beginning on June 1, 2022, the loan required a payment of $4,303 per month, which included principal and interest with an interest rate of 6 % per annum. The total balance of principal and interest was due on May 1, 2023. As of December 31, 2023, the loan is due upon demand.

●	February 11, 2022 – $150,000

On February 11, 2022, the Company entered into a Loan Authorization and Agreement for a loan of $150,000 from a shareholder, the proceeds of which were to be used for working capital purposes. Beginning on June 1, 2022, the loan required a payment of $12,910 per month, which included principal and interest with an interest rate of 6% per annum. The total balance of principal and interest was due on May 1, 2023. As of December 31, 2023, the loan is due upon demand.

●	May 8, 2022 – $550,000

On May 8, 2022, the Company entered into a Loan Authorization and Agreement for a loan of $550,000 from a shareholder, the proceeds of which were to be used for working capital purposes. As of September 30, 2023 and December 31, 2022, the principal balance was $550,000 and $550,000, respectively. Beginning on June 1, 2022, the loan required a payment of $47,337 per month, which included principal and interest with an interest rate of 6% per annum. The total balance of principal and interest was due on May 1, 2023. As of December 31, 2023, the loan is due upon demand.

●	May 16, 2022 – $1,100,000

On May 16, 2022, the Company entered into a Loan Authorization and Agreement for a loan of $1,100,000 from a shareholder, the proceeds of which were to be used for working capital purposes. Interest began accruing at the rate of 8.5% per annum on June 17, 2022 and was due on May 16, 2023. As of December 31, 2023, the loan is due upon demand.

●	May 18, 2022 – $450,000

On May 18, 2022, the Company entered into a Loan Authorization and Agreement for a loan of $450,000 from a shareholder, the proceeds of which were to be used for working capital purposes. Interest began accruing at the rate of 8.5% per annum on June 19, 2022 and was due on May 18, 2023. As of December 31, 2023, the loan is due upon demand.

●	June 1, 2022 – $500,000

On June 1, 2022, the Company entered into a Loan Authorization and Agreement for a loan of $500,000 from a shareholder, the proceeds of which were to be used for working capital purposes. Beginning on August 1, 2022, the loan required a payment of $43,494 per month, which included principal and interest with an interest rate of 8% per annum. The total balance of principal and interest was due on July 1, 2023. As of December 31, 2023, the loan is due upon demand.

●	September 30, 2022 – $922,028

On June 30, 2022, the Company entered into a Loan Authorization and Agreement for a loan of $922,028 from a shareholder, the proceeds of which were to be used for working capital purposes. Beginning on August 1, 2022, the loan required a payment of $80,206 per month, which included principal and interest with an interest rate of 8% per annum. The total balance of principal and interest was due on August 1, 2023. As of December 31, 2023, the loan is due upon demand.

●	August 25, 2022 – $290,000

On August 25, 2022, the Company entered into a Loan Authorization Agreement for a loan of $290,000 from a shareholder, the proceeds of which were to be used for working capital purposes. The loan has an interest rate of 10% per annum and is due on demand.

●	November 15, 2022 – $450,000

On November 15, 2022, the Company entered into a Loan Authorization and Agreement for a loan of $450,000 from a shareholder, the proceeds of which were to be used for working capital purposes. The loan has an interest rate of 10% per annum and is due on demand.

●	May 16, 2023 – $150,000

On May 16, 2023, the Company entered into a Loan Authorization and Agreement for a loan of $150,000 from a shareholder, the proceeds of which were to be used for working capital purposes. The loan has an interest rate of 10% per annum and is due on demand.

●	May 18, 2023 – $50,000

On May 18, 2023, the Company entered into a Loan Authorization and Agreement for a loan of $50,000 from a shareholder, the proceeds of which were to be used for working capital purposes. The loan has an interest rate of 10% per annum and is due on demand.

●	June 5, 2023 – $150,000

On June 5, 2023, the Company entered into a Loan Authorization and Agreement for a loan of $150,000 from a shareholder, the proceeds of which were to be used for working capital purposes. The loan has an interest rate of 10% per annum and is due on demand.

●	Funding Commitment Agreement

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

December 31, 2023

June 20, 2023 ($50,000)	$50,000
July 13, 2023 ($50,000)	50,000
August 1, 2023 ($190,000)	190,000
August 7, 2023 ($50,000)	50,000
Total Funding Commitment	$340,000

As of December 31, 2023, the balance of notes payable to shareholder under the Funding Commitment was $340,000.

Total accrued interest related to notes payable to shareholder as of December 31, 2023 and 2022 was $508,524 and $132,938, respectively. Interest expense related to notes payable to shareholder for the year ended December 31, 2023 was $375,586.

NOTE 10 – NOTES PAYABLE TO RELATED PARTIES

Notes payable to related party consisted of the following:

	December 31,	December 31,
	2023	2022

May 10, 2022 ($12,500)	$12,500	$12,500
May 10, 2022 ($12,500)	12,500	12,500
May 10, 2022 ($20,000)	20,000	20,000
May 31, 2022 ($5,000)	5,000	5,000
May 31, 2022 ($15,000)	15,000	15,000
June 9, 2022 ($15,000)	15,000	15,000
December 31, 2022 ($929,401)	-	929,401

Total notes payable to related parties (current)	$80,000	$1,247,011

●	May 10, 2022 - $12,500

On May 10, 2022, a related party of the Company loaned Prime Time Live, Inc. $12,500 in exchange for a promissory note that includes interest at the rate of 10% per annum on the unpaid principal balance, with all unpaid principal and interest due on or before May 10, 2023. Interest began accruing on May 10, 2022. As of December 31, 2023, the loan is due upon demand.

●	May 10, 2022 - $12,500

On May 10, 2022, a related party of the Company loaned Prime Time Live, Inc. $12,500 in exchange for a promissory note that includes interest at the rate of 10% per annum on the unpaid principal balance with all unpaid principal and interest due on or before May 10, 2023. Interest began accruing on May 10, 2022. As of December 31, 2023, the loan is due upon demand.

●	May 10, 2022 - $20,000

On May 10, 2022, a related party of the Company loaned Prime Time Live, Inc. $20,000 in exchange for a promissory note that included interest at the rate of 10% per annum on the unpaid principal balance with all unpaid principal and interest due on or before May 10, 2023. Interest began accruing on May 10, 2022. As of December 31, 2023, the loan is due upon demand.

●	May 31, 2022 - $5,000

On May 31, 2022, a related party of the Company loaned Prime Time Live, Inc. $5,000 in exchange for a promissory note that included interest at the rate of 10% per annum on the unpaid principal balance with all unpaid principal and interest due on or before May 31, 2023. Interest began accruing on May 31, 2022. As of December 31, 2023, the loan is due upon demand.

●	May 31, 2022 - $15,000

On May 31, 2022, a related party of the Company loaned Prime Time Live, Inc. $15,000 in exchange for a promissory note that included interest at the rate of 10% per annum on the unpaid principal balance with all unpaid principal and interest due on or before May 31, 2023. Interest began accruing on May 31, 2022. As of December 31, 2023, the loan is due upon demand.

●	June 9, 2022 - $15,000

On May 10, 2022, a related party of the Company loaned Prime Time Live, Inc. $15,000 in exchange for a promissory note that included interest at the rate of 10% per annum on the unpaid principal balance with all unpaid principal and interest due on or before May 10, 2023. Interest began accruing on May 10, 2022. As of December 31, 2023, the loan is due upon demand.

●	December 31, 2022 - $929,401

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

Total accrued interest related to notes payable to shareholder as of December 31, 2023 and 2022 was $11,127 and $3,127, respectively. Interest expense related to notes payable to shareholder for the year ended December 31, 2023 was $8,000.

NOTE 11 – STOCKHOLDERS’ EQUITY

Common Stock

As of December 31, 2023 and 2022, the Company had 300,000,000 authorized shares of common stock par value $0.0001 per share and had 3,977,497 shares and 3,929,834 shares issued and outstanding, respectively.

●	Common Stock Issued for Services – On May 31, 2023, the Company issued approximately 47,000 shares of common stock for services provided to the Company. These shares were valued at fair value at the time of issuance and recorded stock compensation expense of $141,020, for the year ended December 31, 2023.

●	Common Stock Issued for Services – On May 10, 2022 and June 10, 2022, the Company issued 36,000 and 684 shares of common stock, respectively, for services provided to the Company. These shares were valued at fair value at the time of issuance and recorded stock compensation expense of $1,117,782 for the year ended December 31, 2022.

Preferred Stock

As of December 31, 2023 and 2022, the Company has authorized 30,000,000 shares of preferred stock, 500,000 shares of which were designated as Class A Convertible Preferred Stock (“Class A Preferred Stock”).

●	Class A Convertible Stock – As of December 31, 2023 and 2022, there were a total of 500,000 shares of Class A Preferred Stock issued and outstanding. The Class A Preferred Stock, when voting as a single class, has the votes of at least 60% of the voting power of the Company. Further, the holder of the Class A Preferred Stock can convert one share of Class A Preferred Stock into two shares of the Company’s common stock, subject to adjustment. In addition, the holder of the Class A Preferred Stock is entitled to a liquidation preference of the Company senior to all other securities of the Company.

●	Class B Convertible Stock – On October 23, 2023, pursuant to certain Conversion Agreements, the Company issued an aggregate of 10,349,097 shares of Class B Preferred Stock and extinguished $9,675,000 of convertible debt including accumulated interest as of October 23, 2023 in the amount of $674,097. The holders of the Class B Preferred Stock are entitled to a liquidation preference senior to common stock and junior to the Class A Preferred Stock at a liquidation price of $3.00 per share of Class B Preferred Stock. The Class B Preferred Stock also has conversion rights, whereby each share of Class B Preferred Stock is convertible into two shares of Common Stock at the discretion of the holder, subject to beneficial ownership limitations. The holders of the Class B Preferred Stock have no voting rights, unless otherwise provided for in its Certificate of Designation or by law.

Common Stock and Recapitalization

As a result of the LimitlessX Acquisition and LimitlessX being the acquirer, the Company retrospectively restated its common stock as if the transaction occurred at the beginning of the period. The following is the reconciliation of retrospectively restated common stock:

	December 31, 2021
	Issued	Issuable	Total

Common stock – Limitless X Inc. – as original	1,616,667	50,000	1,666,667
Common stock split (1 to 1.94) – Limitless X Inc.	1,519,366	47,000	1,566,366
Common stock issuable (additional stock split) – Limitless X Inc.	-	300,000	300,000
Common stock (Bio Lab) – prior to reverse merger	360,117	-	360,117

Total as of December 31, 2021 – as retrospectively restated	3,496,150	397,000	3,893,150

NOTE 12 – EQUITY BASED PAYMENTS

The Company had the following equity-based plan:

●	Stock Incentive Plans

Effective January 15, 2020, the Company adopted its 2020 Stock Option and Award Plan (the “2020 Stock Incentive Plan”). Under the 2020 Stock Incentive Plan, the Board of Directors may grant options or purchase rights to purchase common stock to officers, employees, and other persons who provide services to the Company or any related company. The participants to whom awards are granted, the type of awards granted, the number of shares covered for each award, and the purchase price, conditions and other terms of each award are determined by the Board of Directors, except that the term of the options shall not exceed ten years. A total of 2,222 shares of the Company’s common stock is reserved for the 2020 Stock Incentive Plan. The shares issued for the 2020 Stock Incentive Plan may be either treasury or authorized and unissued shares. During the year ended December 31, 2023 and the year ended December 31, 2022, the Company granted no options under the 2020 Stock Incentive Plan.

Effective August 9, 2022, the Company adopted its 2022 Incentive and Non-statutory Stock Option Plan (the “2022 Stock Option Plan”). Under the 2022 Stock Option Plan, the Board of Directors may grant options to purchase common stock to officers, employees, and other persons who provide services to the Company. A total of 833,333 shares of the Company’s common stock is reserved for the 2022 Stock Option Plan. During the year ended December 31, 2023 and the year ended December 31, 2022, the Company granted no options under the 2022 Stock Option Plan.

Effective August 9, 2022, we adopted our 2022 Restricted Stock Plan (the “2022 Restricted Stock Plan”). Under the 2022 Restricted Stock Plan, the Board of Directors may grant restricted stock to officers, directors, and key employees. A total of 833,333 shares of common stock is reserved for the 2022 Stock Option Plan. During the year ended December 31, 2023 and the year ended December 31, 2022, there have been no shares of common stock granted under the 2022 Restricted Stock Plan.

NOTE 13 – RELATED PARTY TRANSACTIONS

The Company had the following related party transactions:

●	Royalty Payables – Limitless Performance Inc. (“LPI”), SMILZ INC. (“Smiles”), DIVATRIM INC. (“Divatrim”), and AMAROSE INC. (“Amarose,” and collectively with LPI, Smiles, and Divatrim, the “Licensors”) are all companies at least 50% owned by a shareholder of the Company. On December 1, 2021, the Company entered into manufacturing and distributorship license agreements (each, a “License Agreement”) with each of the Licensors to distribute each of the Licensors’ respective products and for payments to such Licensor for its product designs and distribution rights. Pursuant to the License Agreements, and each of them, the Company agreed to pay to such Licensors royalty payments equal to 4.00% of gross sales, excluding returns, chargebacks, and other such allowances. As of December 31, 2023 and 2022, the royalty payable was $0 and $1,114,403, respectively. On October 1, 2023, the Company terminated each of the License Agreements; however, the Company maintained its license for NZT-48 with LPI.

●	Notes Payable to Shareholder – The Company had various notes payable with its shareholder who is the Chief Executive Officer of the Company. As of December 31, 2023 and 2022, the Company had $5,152,028 and $4,462,028 outstanding, respectively. Refer to Note 9.

●	Notes Payable to Related Parties – The Company entered into various notes payable with shareholders of the Company. As of December 31, 2023 and 2022, the Company had $80,000 outstanding. Refer to Note 10.

●	Consulting Fees – During the year ended December 31, 2023, the Company incurred consulting fees in the amount of $0 to an officer and an officer of one of its affiliates. During the year ended December 31, 2022, the Company incurred consulting fees in the amount of $32,500 to an officer and an officer of one of its affiliates.

NOTE 14 – COMMITMENTS AND CONTINGENCIES

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

In accordance with ASC 842, the components of lease expense were as follows:

	For the	For the
	year ended	year ended
	December 31, 2023	December 31, 2022
Operating lease expense	$-	$138,108
Total lease expense	$-	$138,108

In accordance with ASC 842, other information related to leases was as follows:

	For the	For the
	year ended	year ended
	December 31, 2023	December 31, 2022
Operating cash flows from operating leases	$-	$137,138
Cash paid for amounts included in the measurement of lease liabilities	$-	$137,138

Weighted-average remaining lease term—operating leases	Years
Weighted-average discount rate—operating leases	3%

Total rent expense was $160,379 and $204,527 for the years ended December 31, 2023 and 2022, respectively.

Contingencies

From time to time, the Company is involved in legal proceedings. The Company records a liability for those legal proceedings when it determines it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. The Company also discloses when it is reasonably possible that a material loss may be incurred, however, the amount cannot be reasonably estimated. From time to time, the Company may enter into discussions regarding settlement of these matters, and may enter into settlement agreements, if it believes settlement is in the best interest of the Company and its shareholders.

The following is a summary of our current outstanding litigation:

●	Mentom Eyewear Inc. – A legal action was filed in the Los Angeles Superior Court against Limitless X Holdings Inc., four of its officers, and an unrelated company, alleging the breach of an Implied In-Fact Agreement and other causes of action related to that alleged agreement such as conversion, fraud and unjust enrichment, Mentom Eyewear Inc. v. Limitless X Holdings Inc., et al., Case Number 23STCV24681. We believe that there was no such agreement, and that the plaintiff has no legal standing to bring such a matter against the Company or its officers. The case is moving into the discovery phase where we believe the true facts will lead to a dismissal; however, if the case continues, we will vigorously defend against such claims as it is our position that the allegations are not supported by the facts. No liability has been recorded for these litigations because the Company believes that any such liability is not probable and reasonably estimable at this time.

●	Harpo Inc. – A legal action was filed in the Central District of California against Limitless X Inc. and two of its officers along with Emblaze One, Inc., alleging trademark infringement and dilution, unfair competition, false advertising, and violation of the right of publicity, all based on allegations that one of our advertisements contained the unauthorized use of a celebrity’s name and intellectual property, Harpo Inc. and OW Licensing Company LLC v. Emblaze One, Inc., et al., Case Number 2:23-cv-04459 VAP (ASx). Any exposure stemming from this action would be subject to indemnity from the advertising network responsible for the ads in question. We have not yet filed a responsive pleading in this action as we are attempting a global settlement; however, if unable to settle we will defend the case vigorously and will attempt a contractual and equitable indemnity claim against the advertiser. No liability has been recorded for this litigation because the Company believes that any such liability is not reasonably estimable at this time.

NOTE 15 – SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred after December 31, 2023. During this period, the Company did not have any material recognizable subsequent events required to be disclosed.

