Form 10-Q
period 2024-03-31
Limitless X Holdings Inc.
filed 2024-05-20
CIK 1803977

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of May 20, 2024, there were 3,977,497 shares of the registrant’s common stock, $0.0001 par value, issued and outstanding.

i

LIMITLESS X HOLDINGS INC.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

LIMITLESS X HOLDINGS INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)	(Unaudited)
	March 31,	December 31,
	2024	2023

ASSETS

Current Assets:
Cash	$22,885	$116,100
Accounts receivables, net	185,079	116,888
Inventories	74,367	21,857
Prepaid expenses	12,500	12,500
Due from related parties	27,593	-
Total current assets	322,424	267,345

Non-Current Assets:
Property and equipment, net	28,292	29,410
Other assets	7,235	10,985
Total non-current assets	35,527	40,395

Total assets	$357,951	$307,740

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable and accrued expenses	$7,814,543	$7,318,230
Accrued interest	632,111	531,149
Royalty payable	34,567	-
Refunds payable	8,599	41,509
Chargebacks payable	10,749	20,755
Note payable	35,000	35,000
Notes payable to shareholder	5,152,028	5,152,028
Notes payable to related parties	619,428	80,000

Total current liabilities	14,307,025	13,178,671
Total liabilities	14,307,025	13,178,671

Commitments and contingencies

Stockholders’ deficit
Preferred Stock A - $0.0001 par value; 30,000,000 authorized shares; 500,000 shares issued and outstanding	50	50
Preferred Stock B - $0.0001 par value; 30,000,000 authorized shares; 10,349,097 shares issued and outstanding	1,035	1,035
Common Stock- $0.0001 par value; 300,000,000 authorized shares; 3,977,497 issued and outstanding	399	399
Additional paid-in-capital	13,265,500	13,265,500
Retained earnings	(27,216,058)	(26,137,915)
Total stockholders’ deficit	(13,949,074)	(12,870,931)

Total liabilities and stockholders’ deficit	$357,951	$307,740

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LIMITLESS X HOLDINGS INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	(Unaudited)
	For the three months ended March 31,
	2024	2023

Revenue
Product sales	$1,009,534	$6,563,037
Service revenue	12,991	291,764
Rentals	-	15,000
Total revenue	1,022,525	6,869,801

Cost of sales
Cost of sales	159,368	1,229,894
Cost of sales - other	-	-
Total cost of sales	159,368	1,229,894

Gross profit	863,157	5,639,907

Operating expenses:
General and administrative	187,358	586,206
Advertising and marketing	721,678	10,055,504
Transaction fees	-	411,268
Merchant fees	47,667	713,194
Royalty fees	34,567	284,628
Professional fees	280,066	539,157
Payroll and payroll taxes	497,188	1,335,927
Rent	69,389	41,059
Bad debt expense	-	232,374
Consulting fees, related party	-	7,000
Total operating expenses	1,837,913	14,206,317

Loss from operations	(974,756)	(8,566,410)

Other income (expense)
Interest expense	(100,964)	(225,627)
Other income	7,902	-
Other expense	(10,325)	-
Total other income (expense), net	(103,387)	(225,627)

Loss before income taxes	(1,078,143)	(8,792,037)

Income tax provision	-	48

Net loss	$(1,078,143)	$(8,792,085)

Net loss per common share - basic and diluted	$(0.27)	$(2.24)

Weighted average number of common shares	3,977,497	3,929,834

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LIMITLESS X HOLDINGS INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

									Total
	Preferred Stock A		Preferred Stock B		Common Stock		Additional	Retained	Stockholder’s
	Shares	Amount	Shares	Amount	Shares	Amount	Pain-In Capital	Earnings	Equity

Balance at December 31, 2023	500,000	$50	10,349,097	$1,035	3,977,497	$399	$13,265,500	$(26,137,915)	$(12,870,931)

Net loss	-	-	-	-	-	-	-	(1,078,143)	(1,078,143)

Balance at March 31, 2024	500,000	$50	$10,349,097	$1,035	3,977,497	$399	$13,265,500	$(27,216,058)	$(13,949,074)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LIMITLESS X HOLDINGS INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

									Total
	Preferred Stock A		Preferred Stock B		Common Stock		Additional	Retained	Stockholder’s
	Shares	Amount	Shares	Amount	Shares	Amount	Pain-In Capital	Earnings	Equity

Balance at December 31, 2022	500,000	$50	-	$-	3,929,834	$394	$2,966,162	$(10,019,342)	$(7,052,736)

Net loss	-	-	-	-	-	-	-	(8,792,085)	(8,792,085)

Balance at March 31, 2023	500,000	$50	$-	$-	3,929,834	$394	$2,966,162	$(18,811,427)	$(15,844,821)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LIMITLESS X HOLDINGS INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the three months ended March 31,
	2024	2023

Cash flows from operating activities:
Net loss	$(1,078,143)	$(8,792,085)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	1,118	1,101
Changes in assets and liabilities:
Accounts receivables	(68,191)	(892,124)
Holdback receivables	-	(594,385)
Inventories	(52,510)	355,506
Other assets	3,750	(27,260)
Accounts payable and accrued expenses	496,313	1,734,114
Accrued interest	100,962	-
Due to or from related party	(27,593)	-
Refunds payable	34,567	1,219,471
Royalty payable	(32,910)	284,628
Chargebacks payable	(10,006)	517,120
Net cash used in operating activities	(632,643)	(6,193,914)

Cash flows from investing activities:
Purchases of equipment	-	(1,604)
Net cash used in financing activities	-	(1,604)

Cash flows from financing activities:
Proceeds from convertible debt	-	500,000
Proceeds from borrowings from related parties	539,428	-
Net cash provided by financing activities	539,428	500,000

Net increase (decrease) in cash	(93,215)	(5,695,518)

Cash – beginning of period	116,100	5,843,323

Cash – end of period	$22,885	$147,805

Supplemental disclosures of cash flow information
Cash paid during the periods for:
Interest	$2,334	$1,167
Income taxes	$-	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LIMITLESS X HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND HISOTRY

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited interim consolidated financial statements as of and for the three months ended March 31, 2024 and 2023 have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q. Accordingly, they do not include all of the information and notes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. All intercompany balances and transactions have been eliminated in consolidation. Operating results for the three months ended March 31, 2024 are not necessarily indicative of the results that may be expected for any future periods or the year ending December 31, 2024. The accompanying unaudited consolidated financial statements should be read in conjunction with the Company’s 2023 Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on April 18, 2024.

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company had an accumulated deficit of $27.2 million at March 31, 2024, and had a net loss of $1.1 million for the three months ended March 31, 2024 and net cash used in operating activities of $0.6 million for the three months ended March 31, 2024. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

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

Holdback Receivables

The Company primarily sells its products online using various third-party sales affiliates. These affiliates (online marketing campaign companies) are paid certain commission based on their ability to provide the Company’s products through online sales. All payments are processed through various gateways and are settled through the Company’s payment gateway settler. The Company payment gateway settler is not responsible for settlements that are not paid due to processing bank failure. The Company holds responsibility for all the risk in all transactions and processing systems. The payment gateway settler charges a reserve fee to mitigate the risk on their end for any loss of funds or damages.

Distributions of the holdback receivables from the third-party payment gateway settler are based on several criteria, such as return and chargeback history, associated risk for the specific business vertical, average transaction amount, and so on. In order to mitigate processing risks, there are policies regarding reserve requirements and payment in arrears in place.

The total holdback receivables balance reflects the 0-10% reserve on gross sales and additional reserves by the third-party processor for additional returns and chargebacks if needed. Based on aging of the holdback receivables, the Company has determined that an allowance for doubtful accounts of $1,300,855 or 55% of holdback receivables should be deemed uncollectible recorded as bad debt expense. As of March 31, 2024 and December 31, 2023, the adjusted holdback receivables balance was $NIL and $NIL, respectively.

Inventories

Inventories are valued at the lower-of cost or net realizable value on a first-in, first-out basis, adjusted for the value of inventory that is determined to be excess, obsolete, expired, or unsaleable. Inventories primarily consisted of finished goods.

Advertising and Marketing

Advertising and marketing costs are charged to expense as incurred. Advertising and marketing costs were approximately $721,678 and $10,055,504 for the three months ended March 31, 2024 and 2023, respectively, and are included in operating expenses in the accompanying statement of income.

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

Revenue Recognition

●	Product Sales

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

●	Service Revenue

Service revenue consists of digital marketing revenue.

Revenue related to digital marketing is recognized over time as services are provided to the customer. The Company sells digital marketing, digital and print design, social media marketing, and direct-to-consumer marketing and thus uses standalone selling prices as the basis for revenue. Payment for digital marketing services is typically received at the point when control transfers to the customer or in accordance with payment terms customary to the business. There was no deferred revenue related to services revenue as of March 31, 2024 and December 31, 2023.

Cost of Sales

Cost of sales includes the cost of inventory sold during the period, as well as commission fees, returns, chargebacks, distribution, and shipping and handling costs. The amount shown is net of various rebates from third-party vendors in the form of payments.

Refunds Payable

If customers are not satisfied for any reason, they may request a full refund, processed to the original form of payment, within 30 days from the order date. If the order has already been shipped, the Company charges a 20% restocking fee. The Company’s estimate of the reserve is based upon the Company’s most historical experience of actual customer returns. As of March 31, 2024 and December 31, 2023, refunds payable was $8,599 and $41,509, respectively.

Chargebacks Payable

Once customers successfully dispute chargebacks with the payment processor, the Company returns such funds to the payment processor to return to the customer. As of March 31, 2024 and December 31, 2023, chargebacks payable were $10,749 and $20,755, respectively.

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

Earnings (Loss) per Share

The Company calculates earnings per share in accordance with Financial Accounting Standards Board (“FASB”) ASC 260, Earnings Per Share, which requires a dual presentation of basic and diluted earnings per share. Basic earnings per share (“EPS”) is computed by dividing earnings (losses) attributable to common shareholders by the weighted average number of common shares outstanding for the periods. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The Company had a loss for the three months ended March 31, 2024 and 2023.

Equity Based Payments

The Company accounts for equity-based payment accruals under authoritative guidance as set forth in the Topics of the ASC. The guidance requires all equity-based payments to employees and non-employees, including grants of employee and non-employee stock options and warrants, to be recognized in the consolidated financial statements based at their fair values. The Company applies the provisions of ASC 718, “Compensation - Stock Compensation,” using a modified prospective application, and the Black-Scholes model to value stock options. Under this application, the Company records compensation expense for all awards granted. Compensation costs will be recognized over the period that an employee provides service in exchange for the award. During the three months ended March 31, 2024 and 2023, the Company granted no securities under its 2020 Stock Incentive Plan, 2022 Restricted Stock Plan, and 2022 Stock Option Plan.

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

The Company purchases inventories from a few suppliers, and the Company’s one largest supplier accounted for 100% and 99% of total purchases for the three months ended March 31, 2024 and 2023, respectively.

Operating Lease

In accordance with ASC 842, Leases, the Company determines whether an arrangement contains a lease at inception. A lease is a contract that provides the right to control an identified asset for a period of time in exchange for consideration. For identified leases, the Company determines whether it should be classified as an operating or finance lease. Operating leases are recorded in the balance sheet as: right-of-use asset (“ROU asset”) and operating lease liability. ROU asset represents the Company’s right to use an underlying asset for the lease term and lease liability represents the Company’s obligation to make lease payments arising from the lease. ROU assets and operating lease liabilities are recognized at the commencement date of the lease and measured based on the present value of lease payments over the lease term. The ROU asset also includes deferred rent liabilities. The Company’s lease arrangements generally do not provide an implicit interest rate. As a result, in such situations the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The Company includes options to extend or terminate the lease when it is reasonably certain that it will exercise that option in the measurement of its ROU asset and liability. Lease expense for the operating lease is recognized on a straight-line basis over the lease term. The Company has month-to-month lease as of March 31, 2024.

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

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force) and the SEC did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	March 31,	December 31,
	2024	2023

Machinery and equipment	$39,068	$39,068
Total	39,068	39,068

Less: accumulated depreciation	(10,776)	(9,658)

Total equipment, net	$28,292	$29,410

Depreciation expense for the three months ended March 31, 2024 and 2023 was $1,118 and $1,101, respectively.

NOTE 4 – ROYALTY PAYABLES

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

The Company was required to start paying all earned royalties to each of the Licensors beginning on June 15, 2022. As of October 1, 2023, the royalty payable was $1,557,432 and due to termination of license, all inventories were provided back to the Licensors on the same date of termination. Inventories that were to be provided back to the Licensors was $2,363,151 on October 1, 2023. The net difference resulted in accounts receivables from Licensors in the amount of $805,719. As this net amount of $805,719 was to the Licensors of which these companies are controlled and all owned by the shareholder of the Company, this amount of net receivables was classified as an offset to note payable to the shareholder as of December 31, 2023. As of March 31, 2024 and December 31, 2023, the royalty payable was $34,567 and $NIL, respectively.

NOTE 5 – NOTE PAYABLE

On March 1, 2021, an individual loaned Prime Time Live, Inc. $35,000 in exchange for an unsecured promissory note, with interest at a rate of 10% per annum, and a maturity date of March 1, 2022, which was then extended to May 31, 2023. Interest is due and payable on the first day of each month. As of March 31, 2024 and December 31, 2023, the balance was $35,000.

NOTE 6 – NOTES PAYABLE TO SHAREHOLDER

Notes payable to shareholders consisted of the following:

	March 31,	December 31,
	2024	2023

December 6, 2021 ($50,000)	$50,000	$50,000
February 11, 2022 ($150,000)	150,000	150,000
May 8, 2022 ($550,000)	550,000	550,000
May 9, 2022 ($1,100,000)	1,100,000	1,100,000
May 16, 2022 ($450,000)	450,000	450,000
June 1, 2022 ($500,000)	500,000	500,000
June 30, 2022 ($922,028)	922,028	922,028
August 25, 2022 ($290,000)	290,000	290,000
November 15, 2022 ($450,000)	450,000	450,000
May 16, 2023 ($150,000)	150,000	150,000
May 18, 2023 ($50,000)	50,000	50,000
June 5, 2023 ($150,000)	150,000	150,000
June 20, 2023 ($50,000) – Funding Commitment	50,000	50,000
July 13, 2023 ($50,000) – Funding Commitment	50,000	50,000
August 1, 2023 ($190,000) – Funding Commitment	190,000	190,000
August 7, 2023 ($50,000) – Funding Commitment	50,000	50,000
Total notes payable to stockholder (current)	$5,152,028	$5,152,028

December 6, 2021 – $50,000

On December 6, 2021, the Company entered into a Loan Authorization and Agreement for a loan of $50,000 from a shareholder, the proceeds of which were used to be used for working capital purposes. As March 31, 2024 and December 31, 2023, the principal balance was $50,000 and $50,000, respectively. Beginning on June 1, 2022, the loan required a payment of $4,303 per month, which included principal and interest with an interest rate of 6 % per annum. The total balance of principal and interest of $51,640 was due on May 1, 2023.

February 11, 2022 – $150,000

On February 11, 2022, the Company entered into a Loan Authorization and Agreement for a loan of $150,000 from a shareholder, the proceeds of which were to be used for working capital purposes. As of March 31, 2024 and December 31, 2023, the principal balance was $150,000 and $150,000, respectively. Beginning on June 1, 2022, the loan required a payment of $12,910 per month, which included principal and interest with an interest rate of 6% per annum. The total balance of principal and interest of $154,920 was due on May 1, 2023.

May 8, 2022 – $550,000

On May 8, 2022, the Company entered into a Loan Authorization and Agreement for a loan of $550,000 from a shareholder, the proceeds of which were to be used for working capital purposes. As of March 31, 2024 and December 31, 2023, the principal balance was $550,000 and $550,000, respectively. Beginning on June 1, 2022, the loan required a payment of $47,337 per month, which included principal and interest with an interest rate of 6% per annum. The total balance of principal and interest of $568,038 was due on May 1, 2023.

May 16, 2022 – $1,100,000

On May 16, 2022, the Company entered into a Loan Authorization and Agreement for a loan of $1,100,000 from a shareholder, the proceeds of which were to be used for working capital purposes. As of March 31, 2024 and December 31, 2023, the principal balance was $1,100,000 and $1,100,000, respectively. Interest began accruing at the rate of 8.5% per annum on June 17, 2022 and was due on May 16, 2023.

May 18, 2022 – $450,000

On May 18, 2022, the Company entered into a Loan Authorization and Agreement for a loan of $450,000 from a shareholder, the proceeds of which were to be used for working capital purposes. As of March 31, 2024 and December 31, 2023, the principal balance was $450,000 and $450,000, respectively. Interest began accruing at the rate of 8.5% per annum on June 19, 2022 and was due on May 18, 2023.

June 1, 2022 – $500,000

On June 1, 2022, the Company entered into a Loan Authorization and Agreement for a loan of $500,000 from a shareholder, the proceeds of which were to be used for working capital purposes. As of March 31, 2024 and December 31, 2023, the principal balance was $500,000 and $500,000, respectively. Beginning on August 1, 2022, the loan required a payment of $43,494 per month, which included principal and interest with an interest rate of 8% per annum. The total balance of principal and interest of $521,931 was due on July 1, 2023.

June 30, 2022 – $922,028

On June 30, 2022, the Company entered into a Loan Authorization and Agreement for a loan of $922,028 from a shareholder, the proceeds of which were to be used for working capital purposes. As of March 31, 2024 and December 31, 2023, the principal balance was $922,028 and $922,028, respectively. Beginning on August 1, 2022, the loan required a payment of $80,206 per month, which included principal and interest with an interest rate of 8% per annum. The total balance of principal and interest of $962,469 was due on August 1, 2023.

August 25, 2022 – $290,000

On August 25, 2022, the Company entered into a Loan Authorization Agreement for a loan of $290,000 from a shareholder, the proceeds of which were to be used for working capital purposes. The loan has an interest rate of 10% per annum and is due on demand. As of March 31, 2024 and December 31, 2023, the principal balance was $290,000 and $290,000, respectively.

November 15, 2022 – $450,000

On November 15, 2022, the Company entered into a Loan Authorization and Agreement for a loan of $450,000 from a shareholder, the proceeds of which were to be used for working capital purposes. The loan has an interest rate of 10% per annum and is due on demand. As of March 31, 2024 and December 31, 2023, the principal balance was $450,000 and $450,000, respectively.

May 16, 2023 – $150,000

On May 16, 2023, the Company entered into a Loan Authorization and Agreement for a loan of $150,000 from a shareholder, the proceeds of which were to be used for working capital purposes. The loan has an interest rate of 10% per annum and is due on demand. As of March 31, 2024 and December 31, 2023, the principal balance was $150,000.

May 18, 2023 – $50,000

On May 18, 2023, the Company entered into a Loan Authorization and Agreement for a loan of $50,000 from a shareholder, the proceeds of which were to be used for working capital purposes. The loan has an interest rate of 10% per annum and is due on demand. As of March 31, 2024 and December 31, 2023, the principal balance was $50,000.

June 5, 2023 – $150,000

On June 5, 2023, the Company entered into a Loan Authorization and Agreement for a loan of $150,000 from a shareholder, the proceeds of which were to be used for working capital purposes. The loan has an interest rate of 10% per annum and is due on demand. As of March 31, 2024 and December 31, 2023, the principal balance was $150,000.

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

	March 31,	December 31,
	2024	2023

June 20, 2023 ($50,000)	$50,000	$50,000
July 13, 2023 ($50,000)	50,000	50,000
August 1, 2023 ($190,000)	190,000	190,000
August 7, 2023 ($50,000)	50,000	50,000

Total notes payable to related parties (current)	$340,000	$340,000

As of March 31, 2024 and December 31, 2023, the balance of the Funding Commitment was $340,000 and $340,000, respectively.

NOTE 7 – NOTES PAYABLE TO RELATED PARTIES

Notes payable to related parties consisted of the following:

	March 31,	December 31,
	2024	2023

May 10, 2022 ($12,500)	$12,500	$12,500
May 10, 2022 ($12,500)	12,500	12,500
May 10, 2022 ($20,000)	20,000	20,000
May 31, 2022 ($5,000)	5,000	5,000
May 31, 2022 ($15,000)	15,000	15,000
June 9, 2022 ($15,000)	15,000	15,000
March 12. 2024 ($20,000)	20,000	-
March 15, 2024 ($419,428)	419,428	-
March 27, 2024 ($100,000)	100,000	-

Total notes payable to related parties (current)	$619,428	$80,000

May 10, 2022 - $12,500

On May 10, 2022, a related party of the Company loaned Prime Time Live, Inc. $12,500 in exchange for a promissory note that includes interest at the rate of 10% per annum on the unpaid principal balance, with all unpaid principal and interest due on or before May 10, 2023. Interest began accruing on May 10, 2022. As of March 31, 2024 and December 31, 2023, the principal balance was $12,500 and $12,500, respectively.

May 10, 2022 - $12,500

On May 10, 2022, a related party of the Company loaned Prime Time Live, Inc. $12,500 in exchange for a promissory note that includes interest at the rate of 10% per annum on the unpaid principal balance with all unpaid principal and interest due on or before May 10, 2023. Interest began accruing on May 10, 2022. As of March 31, 2024 and December 31, 2023, the principal balance was $12,500 and $12,500, respectively.

May 10, 2022 - $20,000

On May 10, 2022, a related party of the Company loaned Prime Time Live, Inc. $20,000 in exchange for a promissory note that included interest at the rate of 10% per annum on the unpaid principal balance with all unpaid principal and interest due on or before May 10, 2023. Interest began accruing on May 10, 2022. As of March 31, 2024 and December 31, 2023, the principal balance was $20,000 and $20,000, respectively.

May 31, 2022 - $5,000

On May 31, 2022, a related party of the Company loaned Prime Time Live, Inc. $5,000 in exchange for a promissory note that included interest at the rate of 10% per annum on the unpaid principal balance with all unpaid principal and interest due on or before May 31, 2023. Interest began accruing on May 31, 2022. As of March 31, 2024 and December 31, 2023, the principal balance was $5,000 and $5,000, respectively.

May 31, 2022 - $15,000

On May 31, 2022, a related party of the Company loaned Prime Time Live, Inc. $15,000 in exchange for a promissory note that included interest at the rate of 10% per annum on the unpaid principal balance with all unpaid principal and interest due on or before May 31, 2023. Interest began accruing on May 31, 2022. As of March 31, 2024 and December 31, 2023, the principal balance was $15,000 and $15,000, respectively.

June 9, 2022 - $15,000

On May 10, 2022, a related party of the Company loaned Prime Time Live, Inc. $15,000 in exchange for a promissory note that included interest at the rate of 10% per annum on the unpaid principal balance with all unpaid principal and interest due on or before May 10, 2023. Interest began accruing on May 10, 2022. As of March 31, 2024 and December 31, 2023, the principal balance was $15,000 and $15,000, respectively.

March 12, 2024 - $20,000

On March 12, 2024, EM1 Capital, a company owned by the shareholder of the company, a related party, provided $20,000 as a loan that includes interest at the rate of 10% per annum on the unpaid principal balance, with all unpaid principal and interest due on demand.

March 15, 2024 - $419,428

On March 12, 2024, Emblaze One, a company owned by the shareholder of the company, a related party, provided $419,428 as a loan that includes interest at the rate of 10% per annum on the unpaid principal balance, with all unpaid principal and interest due on demand.

March 27, 2024 - $100,000

On March 12, 2024, EM1 Capital, a company owned by the shareholder of the company, a related party, provided $100,000 as a loan that includes interest at the rate of 10% per annum on the unpaid principal balance, with all unpaid principal and interest due on demand.

NOTE 8 – STOCKHOLDERS’ DEFICIT

Common Stock

As of March 31, 2024 and December 31, 2023, the Company has 300,000,000 authorized shares of common stock par value $0.0001 per share. As of March 31, 2024 and December 31, 2023, there was a total of 3,977,497 shares issued and outstanding, respectively.

Preferred Stock

As of March 31, 2024 and December 31, 2023, the Company has authorized 30,000,000 shares of preferred stock, 500,000 shares of which were designated as Class A Convertible Preferred Stock (“Class A Preferred Stock”).

●	Class A Convertible Stock

As of March 31, 2024 and December 31, 2023, there were a total of 500,000 shares of Class A Preferred Stock issued and outstanding. The Class A Preferred Stock, when voting as a single class, has the votes of at least 60% of the voting power of the Company. Further, the holder of the Class A Preferred Stock can convert one share of Class A Preferred Stock into two shares of the Company’s common stock, subject to adjustment. In addition, the holder of the Class A Preferred Stock is entitled to a liquidation preference of the Company senior to all other securities of the Company.

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

Stock Incentive Plans

Effective January 15, 2020, the Company adopted its 2020 Stock Option and Award Plan (the “2020 Stock Incentive Plan”). A total of 2,222 shares of the Company’s common stock were reserved for the 2020 Stock Incentive Plan. As of March 31, 2024, there were no grants made under the 2020 Stock Incentive Plan. On May 4, 2023, the Company terminated the 2020 Stock Incentive Plan.

Effective August 9, 2022, the Company adopted its 2022 Incentive and Non-statutory Stock Option Plan (the “2022 Stock Option Plan”). Under the 2022 Stock Option Plan, the Board of Directors may grant options to purchase common stock to officers, employees, and other persons who provide services to the Company. A total of 833,333 shares of the Company’s common stock is reserved for the 2022 Stock Option Plan. As of March 31, 2024, there have been no options to purchase shares of common stock granted under the 2022 Stock Option Plan.

Effective August 9, 2022, the Company adopted its 2022 Restricted Stock Plan (the “2022 Restricted Stock Plan”). Under the 2022 Restricted Stock Plan, the Board of Directors may grant restricted stock to officers, directors, and key employees. A total of 833,333 shares of common stock is reserved for the 2022 Restricted Stock Plan. As of March 31, 2024, there have been no shares of common stock granted under the 2022 Restricted Stock Plan.

NOTE 10 – RELATED PARTY TRANSACTIONS

The Company had the following related party transactions:

●	Due from Related Parties – The Company had related party, Amarose, Inc., a company owned by the shareholder of the company, in the amount of receivables of $27,593 as of March 31, 2024 which relates to expenses paid by the Company related to Amarose.

●	Royalty Payables – Limitless Performance Inc. (“LPI”), SMILZ INC. (“Smiles”), DIVATRIM INC. (“Divatrim”), and AMAROSE INC. (“Amarose,” and collectively with LPI, Smiles, and Divatrim, the “Licensors”) are all companies at least 50% owned by a shareholder of the Company. On December 1, 2021, the Company entered into manufacturing and distributorship license agreements (each, a “License Agreement”) with each of the Licensors to distribute each of the Licensors’ respective products and for payments to such Licensor for its product designs and distribution rights. Pursuant to the License Agreements, and each of them, the Company agreed to pay to such Licensors royalty payments equal to 4.00% of gross sales, excluding returns, chargebacks, and other such allowances. On October 1, 2023, the Company terminated each of the License Agreements; however, the Company maintained its license for NZT-48 with LPI. As of March 31, 2024 and December 31, 2023, the royalty payable was $34,567 and $NIL, respectively.

●	Notes Payable to Shareholder – The Company had various notes payable with its shareholder who is the Chief Executive Officer of the Company. As of March 31, 2024 and December 31, 2023, the Company had $5,152,028 outstanding. Refer to Note 9.

●	Notes Payable to Related Parties – The Company entered into various notes payable with shareholders of the Company. As of March 31, 2024 and December 31, 2023, the Company had $619,428 and $80,000 outstanding, respectively. Refer to Note 10.

●	Consulting Fees – During the three months ended March 31, 2024, the Company incurred consulting fees in the amount of $0 to an officer and an officer of one of its affiliates. During the three months ended March 31, 2023, the Company incurred consulting fees in the amount of $7,000 to an officer and an officer of one of its affiliates.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Contingencies

From time to time, the Company may be involved in certain legal actions and claims arising in the normal course of business. Management is of the opinion that such matters will be resolved without material effect on the Company’s financial condition or results of operations. The Company did not have any legal actions or claims that have a material effect on the results of operation or financial position of the Company.

NOTE 12 – SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred after March 31, 2024. During this period, the Company did not have any material recognizable subsequent events required to be disclosed.

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

On June 10, 2022, Bio Lab changed its name to Limitless X Holdings Inc. (“we,” “us,” or “our”).

RESULTS OF OPERATION

For the Three Months Ended March 31, 2024 Compared to the Three Months Ended March 31, 2023:

	Three Months Ended March 31,
	2024		2023		Changes
		% of		% of
	Amount	Sales	Amount	Sales	Amount	%
Revenue
Product sales	$1,009,534	98.7%	$6,563,037	95.5%	$(5,553,503)	-84.6%
Service revenue	12,991	1.3%	291,764	4.2%	(278,773)	-95.5%
Rentals	-	0.0%	15,000	0.2%	(15,000)	-100.0%
Total revenue	1,022,525	100.0%	6,869,801	100.0%	(5,847,276)	-85.1%

Cost of sales
Cost of sales	159,368	15.6%	1,229,894	17.9%	(1,070,526)	-87.0%
Cost of sales - other	-	0.0%	-	0.0%	-	#DIV/0!
Total cost of sales	159,368	15.6%	1,229,894	17.9%	(1,070,526)	-87.0%

Gross profit	863,157	84.4%	5,639,907	82.1%	(4,776,750)	-84.7%

Operating expenses:
General and administrative	187,358	18.3%	586,206	8.5%	(398,848)	-68.0%
Advertising and marketing	721,678	70.6%	10,055,504	146.4%	(9,333,826)	-92.8%
Transaction fees	-	0.0%	411,268	6.0%	(411,268)	-100.0%
Merchant fees	47,667	4.7%	713,194	10.4%	(665,527)	-93.3%
Royalty fees	34,567	3.4%	284,628	4.1%	(250,061)	-87.9%
Professional fees	280,066	27.4%	539,157	7.8%	(259,091)	-48.1%
Payroll and payroll taxes	497,188	48.6%	1,335,927	19.4%	(838,739)	-62.8%
Rent	69,389	6.8%	41,059	0.6%	28,330	69.0%
Bad debt expense	-	0.0%	232,374	3.4%	(232,374)	-100.0%
Consulting fees, related party	-	0.0%	7,000	0.1%	(7,000)	-100.0%
Total operating expenses	1,837,913	179.7%	14,206,317	206.8%	(12,368,404)	-87.1%

Income (loss) from operations	(974,756)	-95.3%	(8,566,410)	-124.7%	7,591,654	-88.6%

Other income (expense)
Interest expense	(100,964)	-9.9%	(225,627)	-3.3%	124,663	-55.3%
Other income	7,902	0.8%	-	0.0%	7,902	#DIV/0!
Other expense	(10,325)	-1.0%	-	0.0%	(10,325)	#DIV/0!
Total other income (expense), net	(103,387)	-10.1%	(225,627)	-3.3%	122,240	-54.2%

Income (loss) before income tax provision	(1,078,143)	-105.4%	(8,792,037)	-128.0%	7,713,894	-87.7%

Income tax provision	-	0.0%	48	0.0%	(48)	-100.0%

Net income (loss)	$(1,078,143)	-105.4%	$(8,792,085)	-128.0%	$7,713,942	-87.7%

Product Sales - Our product sales decreased by $5.6 million to $1.0 million for the three months ended March 31, 2024 as compared to $6.6 million for the three months ended March 31, 2023. In 2023, there was a shift in our marketing and selling strategies, including a change in performance marketers and platforms, which resulted in the decrease of product sales.

Service Revenue - Our service revenue decreased by $0.3 million from $0.3 million for the three months ended March 31, 2023 to $12,991 for the three months ended March 31, 2024. Our service revenue decrease was primarily due to a shift in our marketing and selling strategies.

Cost of Sales - Our cost of sales decreased from $1.2 million, or 17.9% of sales, in the three months ended March 31, 2023 to $159,368, or 15.6% of sales, in the three months ended March 31, 2024. As operations decreased during the period, so did our costs for freight, inventory, and other supplies.

Gross Profit - Gross profit for the three months ended March 31, 2024 was $0.9 million compared to $5.6 million for the three months ended March 31, 2023. The decrease in gross profit of $4.7 million was primarily due to a shift in our marketing and selling strategies, including a change in performance marketers and platforms.

Operating Expenses - During the three months ended March 31, 2024, we recognized $1.8 million in operating expenses compared to $14.2 million for the three months ended March 31, 2023. The decrease of $12.4 million in operating expenses was primarily due to the decrease in our advertising, marketing, and payroll expenses, as well as a decrease in transaction fees, merchant fees, and royalty fees.

●	Our advertising and marketing expenses decreased by $9.3 million due to a shift in marketing strategies from relying on performance marketers and celebrity endorsements.

●	The increase in transaction payroll is related to accruals of unpaid salaries.

●	The increase in transaction fees and merchant fees are directly related to the increased number of transactions during the three months ended March 31, 2024.

●	Beginning on April 1, 2022, we began accruing royalties of 4.0% of gross sales (excluding returns, chargebacks, and other such allowances) pursuant to certain manufacturing and distributorship license agreements. During the three months ended March 31, 2024, the royalty fees decreased by $250,061 from the three months ended March 31, 2023.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

During the three months ended March 31, 2024, net cash used in operating activities was $0.6 million. The cash used in operating activities was primarily due to net loss, timing of settlement of assets and liabilities, loss on settlement of debt, and was off-set by a gain in deconsolidation of a subsidiary.

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2024 was $NIL.

Financing Activities

Net cash used in financing activities for the three months ended March 31, 2024 was $539,428. This amount was incurred by increased borrowings from investors and borrowings from a stockholder.

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

Based on management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as a result of the material weakness described below, as of March 31, 2024, our disclosure controls and procedures were not designed at a reasonable assurance level and are ineffective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a) Under the Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934
32.1	Certification of Chief Executive Officer under Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer under Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as an Inline XBRL document and included in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIMITLESS X HOLDINGS INC.
(Registrant)

Dated: May 20, 2024	By:	/s/ Jaspreet Mathur
Jaspreet Mathur
(Chief Executive Officer,
Principal Executive Officer)

Dated: May 20, 2024	By:	/s/ Benjamin Chung
Benjamin Chung
(Chief Financial Officer, Principal Financial Officer and Principal Accounting Officer)

