Form 10-Q
period 2024-06-30
Limitless X Holdings Inc.
filed 2024-08-14
CIK 1803977

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of August 14, 2024, there were 3,977,497 shares of the registrant’s common stock, $0.0001 par value, issued and outstanding.

i

LIMITLESS X HOLDINGS INC.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

LIMITLESS X HOLDINGS INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)	(Unaudited)
	June 30,	December 31,
	2024	2023

ASSETS

Current Assets:
Cash	$5,681	$116,100
Accounts receivables, net	289,768	116,888
Inventories	32,890	21,857
Prepaid expenses	12,500	12,500
Due from related parties	27,593	-
Total current assets	368,432	267,345

Non-Current Assets:
Property and equipment, net	27,176	29,410
Other assets	3,485	10,985
Total non-current assets	30,661	40,395

Total assets	$399,093	$307,740

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable and accrued expenses	8,279,880	$7,318,230
Accrued interest	755,528	531,149
Royalty payable	84,537	-
Refunds payable	13,952	41,509
Chargebacks payable	17,441	20,755
Note payable	35,000	35,000
Notes payable to shareholder	5,152,028	5,152,028
Notes payable to related parties	663,596	80,000

Total current liabilities	15,001,962	13,178,671

Total liabilities	15,001,962	13,178,671

Commitments and contingencies

Stockholders’ deficit
Preferred Stock A - $0.0001 par value; 30,000,000 authorized shares; 500,000 shares issued and outstanding	50	50
Preferred Stock B - $0.0001 par value; 11,000,000 authorized shares; 10,349,097 shares issued and outstanding	1,035	1,035
Common Stock- $0.0001 par value; 300,000,000 authorized shares; 3,977,497 shares issued and outstanding	399	399
Additional paid-in-capital	13,265,500	13,265,500
Retained earnings (accumulated deficit)	(27,869,853)	(26,137,915)
Total stockholders’ deficit	(14,602,869)	(12,870,931)

Total liabilities and stockholders’ deficit	$399,093	$307,740

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LIMITLESS X HOLDINGS INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	(Unaudited)		(Unaudited)
	Six months ended June 30,		Three months ended June 30,
	2024	2023	2024	2023

Revenue
Product sales	$2,415,485	$12,846,527	$1,405,951	$6,283,490
Service and others	12,991	2,812,004	-	2,505,240
Total revenue	2,428,476	15,658,531	1,405,951	8,788,730

Cost of sales
Cost of sales	402,688	3,072,851	243,320	1,842,957
Total cost of sales	402,688	3,072,851	243,320	1,842,957

Gross profit	2,025,788	12,585,680	1,162,631	6,945,773

Operating expenses:
General and administrative	245,790	1,223,779	58,432	637,573
Advertising and marketing	1,397,310	16,651,676	675,632	6,596,172
Transaction fees	-	1,084,846	-	673,578
Merchant fees	167,578	1,057,278	119,911	344,084
Royalty fees	84,537	379,825	49,970	95,197
Professional fees	569,727	1,120,117	289,661	580,960
Payroll and payroll taxes	987,585	2,071,845	490,397	735,918
Rent	69,389	85,792	-	44,733
Bad debt expense	-	232,374	-	-
Consulting fees, related party	-	10,000	-	3,000
Total operating expenses	3,521,916	23,917,532	1,684,003	9,711,215

Loss from operations	(1,496,128)	(11,331,852)	(521,372)	(2,765,442)

Other income (expense)
Interest expense	(232,305)	(455,760)	(131,341)	(230,133)
Loss on debt settlement	(17,667)	-	(17,667)	-
Other income	15,077	-	17,500	-
Total other income (expense), net	(234,895)	(455,760)	(131,508)	(230,133)

Loss before income taxes	(1,731,023)	(11,787,612)	(652,880)	(2,995,575)

Income tax provision	915	48	915	-

Net loss	$(1,731,938)	$(11,787,660)	$(653,795)	$(2,995,575)

Net loss per common share - basic and diluted	$(0.44)	$(2.99)	$(0.16)	$(0.76)

Weighted average number of common shares	3,977,497	3,937,651	3,977,497	3,945,383

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LIMITLESS X HOLDINGS INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

									Total
	Preferred Stock A		Preferred Stock B		Common Stock		Additional	Retained	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Pain-In Capital	Earnings	Deficit

Balance at December 31, 2023	500,000	$50	10,349,097	$1,035	3,977,497	$399	$13,265,500	$(26,137,915)	$(12,870,931)

Net loss	-	-	-	-	-	-	-	(1,731,938)	(1,731,938)

Balance at June 30, 2024 (unaudited)	500,000	$50	$10,349,097	$1,035	3,977,497	$399	$13,265,500	$(27,869,853)	$(14,602,869)

									Total
	Preferred Stock A		Preferred Stock B		Common Stock		Additional	Retained	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Pain-In Capital	Earnings	Deficit

Balance at March 31, 2024 (unaudited)	500,000	$50	10,349,097	$1,035	3,977,497	$399	$13,265,500	$(27,216,058)	$(13,949,074)

Net loss	-	-	-	-	-	-	-	(653,795)	(653,795)

Balance at June 30, 2024 (unaudited)	500,000	$50	$10,349,097	$1,035	3,977,497	$399	$13,265,500	$(27,869,853)	$(14,602,869)

									Total
	Preferred Stock A		Preferred Stock B		Common Stock		Additional	Retained	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Pain-In Capital	Earnings	Deficit

Balance at March 31, 2023 (unaudited)	500,000	$50	-	$-	3,929,834	$394	$2,966,162	$(18,811,427)	$(15,844,821)

Vybe deconsolidation	-	-	-	-	-	-	51,626	-	51,626

Issuance of common stock for services	-	-	-	-	47,164	5	141,015	-	141,020

Net loss	-	-	-	-	-	-	-	(2,995,575)	(2,995,575)

Balance at June 30, 2023 (unaudited)	500,000	$50	$-	$-	3,976,998	$399	$3,158,803	$(21,807,002)	$(18,647,750)

									Total
	Preferred Stock A		Preferred Stock B		Common Stock		Additional	Retained	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Pain-In Capital	Earnings	Deficit

Balance at December 31, 2022	500,000	$50	-	$-	3,929,834	$394	$2,966,162	$(10,019,342)	$(7,052,736)

Vybe deconsolidation	-	-	-	-	-	-	51,626	-	51,626

Issuance of common stock for services	-	-	-	-	47,164	5	141,015	-	141,020

Net loss	-	-	-	-	-	-	-	(11,787,660)	(11,787,660)

Balance at June 30, 2023 (unaudited)	500,000	$50	$-	$-	3,976,998	$399	$3,158,803	$(21,807,002)	$(18,647,750)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LIMITLESS X HOLDINGS INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Unaudited)
	Six Months Ended June 30,
	2024	2023

Cash flows from operating activities:
Net loss	$(1,731,938)	$(11,787,660)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	2,234	2,218
Common stock issued for professional fees	-	141,020
Deconsolidation	-	51,626
Changes in assets and liabilities:
Accounts receivables	(172,880)	481,651
Holdback receivables	-	(1,282,509)
Inventories	(11,033)	1,298,821
Other assets	7,500	4,798
Accounts payable and accrued expenses	1,186,029	5,122,154
Due to or from related party	(27,593)	(2,514)
Refunds payable	(27,557)	(122,718)
Royalty payable	84,537	379,825
Chargebacks payable	(3,314)	107,498
Net cash used in operating activities	(694,015)	(5,605,790)

Cash flows from investing activities:
Purchases of equipment	-	(1,604)
Net cash used in financing activities	-	(1,604)

Cash flows from financing activities:
Proceeds from borrowings	-	500,000
Proceeds from borrowings from stockholder	583,596	400,000
Repayment of borrowings from related parties	-	(1,077,611)
Net cash provided by (used in) financing activities	583,596	(177,611)

Net increase(decrease) in cash	(110,419)	(5,785,005)

Cash – beginning of period	116,100	5,843,323

Cash – end of period	$5,681	$58,318

Supplemental disclosures of cash flow information
Cash paid during the periods for:
Interest	$-	$2,334
Income taxes	$-	$-

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited interim consolidated financial statements as of and for the three and six months ended June 30, 2024 and 2023 have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q. Accordingly, they do not include all of the information and notes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. All intercompany balances and transactions have been eliminated in consolidation. Operating results for the three and six months ended June 30, 2024 are not necessarily indicative of the results that may be expected for any future periods or the year ending December 31, 2024. The accompanying unaudited consolidated financial statements should be read in conjunction with the Company’s 2023 Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on April 18, 2024.

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company had an accumulated deficit of $28 million at June 30, 2024, and had a net loss of $0.7 million and $1.7 million for the three and six months ended June 30, 2024, respectively, and net cash used in operating activities of 0.7 million the six months ended June 30, 2024. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

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

Advertising and Marketing

Advertising and marketing costs are charged to expense as incurred. Advertising and marketing costs were approximately $1,397,310 and $16,651,676 for the six months ended June 30, 2024 and 2023, respectively, and $675,632 and $6,596,172 for the three months ended June 30, 2024 and 2023, respectively, and are included in operating expenses in the accompanying statement of income.

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

Service revenue consists of digital marketing revenue. Revenue related to digital marketing is recognized over time as services are provided to the customer. The Company sells digital marketing, digital and print design, social media marketing, and direct-to-consumer marketing and thus uses standalone selling prices as the basis for revenue. Payment for digital marketing services is typically received at the point when control transfers to the customer or in accordance with payment terms customary to the business. There was no deferred revenue related to services revenue as of June 30, 2024 and December 31, 2023.

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

Earnings (Loss) per Share

The Company calculates earnings per share in accordance with Financial Accounting Standards Board (“FASB”) ASC 260, Earnings Per Share, which requires a dual presentation of basic and diluted earnings per share. Basic earnings per share (“EPS”) is computed by dividing earnings (losses) attributable to common shareholders by the weighted average number of common shares outstanding for the periods. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The Company had a loss for the three and six months ended June 30, 2024 and 2023.

Equity Based Payments

The Company accounts for equity-based payment accruals under authoritative guidance as set forth in the Topics of the ASC. The guidance requires all equity-based payments to employees and non-employees, including grants of employee and non-employee stock options and warrants, to be recognized in the consolidated financial statements based at their fair values. The Company applies the provisions of ASC 718, “Compensation - Stock Compensation,” using a modified prospective application, and the Black-Scholes model to value stock options. Under this application, the Company records compensation expense for all awards granted. Compensation costs will be recognized over the period that an employee provides service in exchange for the award. During the three and six months ended June 30, 2024 and 2023, the Company granted no securities under its 2020 Stock Incentive Plan, 2022 Restricted Stock Plan, and 2022 Stock Option Plan.

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

The Company purchases inventories from a few suppliers, and the Company’s one largest supplier accounted for 100% and 99% of total purchases for the three and six months ended June 30, 2024 and 2023, respectively.

Operating Lease

In accordance with ASC 842, Leases, the Company determines whether an arrangement contains a lease at inception. A lease is a contract that provides the right to control an identified asset for a period of time in exchange for consideration. For identified leases, the Company determines whether it should be classified as an operating or finance lease. Operating leases are recorded in the balance sheet as: right-of-use asset (“ROU asset”) and operating lease liability. ROU asset represents the Company’s right to use an underlying asset for the lease term and lease liability represents the Company’s obligation to make lease payments arising from the lease. ROU assets and operating lease liabilities are recognized at the commencement date of the lease and measured based on the present value of lease payments over the lease term. The ROU asset also includes deferred rent liabilities. The Company’s lease arrangements generally do not provide an implicit interest rate. As a result, in such situations the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The Company includes options to extend or terminate the lease when it is reasonably certain that it will exercise that option in the measurement of its ROU asset and liability. Lease expense for the operating lease is recognized on a straight-line basis over the lease term. The Company has month-to-month lease as of June 30, 2024.

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

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	June 30,	December 31,
	2024	2023

Machinery and equipment	$39,068	$39,068
Total	39,068	39,068

Less: accumulated depreciation	(11,892)	(9,658)

Total equipment, net	$27,176	$29,410

Depreciation expense for the three months ended June 30, 2024 and 2023 was $1,116 and $1,117, respectively, and $2,232 and $2,218 for the six months ended June 30, 2024 and 2023, respectively.

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

NOTE 5 – NOTE PAYABLE

On March 1, 2021, an individual loaned Prime Time Live, Inc. $35,000 in exchange for an unsecured promissory note, with interest at a rate of 10% per annum, and a maturity date of March 1, 2022, which was then extended to May 31, 2023. Interest is due and payable on the first day of each month. As of June 30, 2024 and December 31, 2023, the balance was $35,000.

NOTE 6 – NOTES PAYABLE TO SHAREHOLDER

Notes payable to shareholders consisted of the following:

	June 30,	December 31,
	2024	2023

December 6, 2021 ($50,000)	$50,000	$50,000
February 11, 2022 ($150,000)	150,000	150,000
May 8, 2022 ($550,000)	550,000	550,000
May 9, 2022 ($1,100,000)	1,100,000	1,100,000
May 16, 2022 ($450,000)	450,000	450,000
June 1, 2022 ($500,000)	500,000	500,000
June 30, 2022 ($922,028)	922,028	922,028
August 25, 2022 ($290,000)	290,000	290,000
November 15, 2022 ($450,000)	450,000	450,000
May 16, 2023 ($150,000)	150,000	150,000
May 18, 2023 ($50,000)	50,000	50,000
June 5, 2023 ($150,000)	150,000	150,000
June 20, 2023 ($50,000) – Funding Commitment	50,000	50,000
July 13, 2023 ($50,000) – Funding Commitment	50,000	50,000
August 1, 2023 ($190,000) – Funding Commitment	190,000	190,000
August 7, 2023 ($50,000) – Funding Commitment	50,000	50,000
Total notes payable to stockholder (current)	$5,152,028	$5,152,028

December 6, 2021 – $50,000

On December 6, 2021, the Company entered into a Loan Authorization and Agreement for a loan of $50,000 from a shareholder, the proceeds of which were used to be used for working capital purposes. As June 30, 2024 and December 31, 2023, the principal balance was $50,000 and $50,000, respectively. Beginning on June 1, 2022, the loan required a payment of $4,303 per month, which included principal and interest with an interest rate of 6 % per annum. The total balance of principal and interest of $51,640 was due on May 1, 2023.

February 11, 2022 – $150,000

On February 11, 2022, the Company entered into a Loan Authorization and Agreement for a loan of $150,000 from a shareholder, the proceeds of which were to be used for working capital purposes. As of June 30, 2024 and December 31, 2023, the principal balance was $150,000 and $150,000, respectively. Beginning on June 1, 2022, the loan required a payment of $12,910 per month, which included principal and interest with an interest rate of 6% per annum. The total balance of principal and interest of $154,920 was due on May 1, 2023.

May 8, 2022 – $550,000

On May 8, 2022, the Company entered into a Loan Authorization and Agreement for a loan of $550,000 from a shareholder, the proceeds of which were to be used for working capital purposes. As of June 30, 2024 and December 31, 2023, the principal balance was $550,000 and $550,000, respectively. Beginning on June 1, 2022, the loan required a payment of $47,337 per month, which included principal and interest with an interest rate of 6% per annum. The total balance of principal and interest of $568,038 was due on May 1, 2023.

May 16, 2022 – $1,100,000

On May 16, 2022, the Company entered into a Loan Authorization and Agreement for a loan of $1,100,000 from a shareholder, the proceeds of which were to be used for working capital purposes. As of June 30, 2024 and December 31, 2023, the principal balance was $1,100,000 and $1,100,000, respectively. Interest began accruing at the rate of 8.5% per annum on June 17, 2022 and was due on May 16, 2023.

May 18, 2022 – $450,000

On May 18, 2022, the Company entered into a Loan Authorization and Agreement for a loan of $450,000 from a shareholder, the proceeds of which were to be used for working capital purposes. As of June 30, 2024 and December 31, 2023, the principal balance was $450,000 and $450,000, respectively. Interest began accruing at the rate of 8.5% per annum on June 19, 2022 and was due on May 18, 2023.

June 1, 2022 – $500,000

On June 1, 2022, the Company entered into a Loan Authorization and Agreement for a loan of $500,000 from a shareholder, the proceeds of which were to be used for working capital purposes. As of June 30, 2024 and December 31, 2023, the principal balance was $500,000 and $500,000, respectively. Beginning on August 1, 2022, the loan required a payment of $43,494 per month, which included principal and interest with an interest rate of 8% per annum. The total balance of principal and interest of $521,931 was due on July 1, 2023.

June 30, 2022 – $922,028

On June 30, 2022, the Company entered into a Loan Authorization and Agreement for a loan of $922,028 from a shareholder, the proceeds of which were to be used for working capital purposes. As of June 30, 2024 and December 31, 2023, the principal balance was $922,028 and $922,028, respectively. Beginning on August 1, 2022, the loan required a payment of $80,206 per month, which included principal and interest with an interest rate of 8% per annum. The total balance of principal and interest of $962,469 was due on August 1, 2023.

August 25, 2022 – $290,000

On August 25, 2022, the Company entered into a Loan Authorization Agreement for a loan of $290,000 from a shareholder, the proceeds of which were to be used for working capital purposes. The loan has an interest rate of 10% per annum and is due on demand. As of June 30, 2024 and December 31, 2023, the principal balance was $290,000 and $290,000, respectively.

November 15, 2022 – $450,000

On November 15, 2022, the Company entered into a Loan Authorization and Agreement for a loan of $450,000 from a shareholder, the proceeds of which were to be used for working capital purposes. The loan has an interest rate of 10% per annum and is due on demand. As of June 30, 2024 and December 31, 2023, the principal balance was $450,000 and $450,000, respectively.

May 16, 2023 – $150,000

On May 16, 2023, the Company entered into a Loan Authorization and Agreement for a loan of $150,000 from a shareholder, the proceeds of which were to be used for working capital purposes. The loan has an interest rate of 10% per annum and is due on demand. As of June 30, 2024 and December 31, 2023, the principal balance was $150,000.

May 18, 2023 – $50,000

On May 18, 2023, the Company entered into a Loan Authorization and Agreement for a loan of $50,000 from a shareholder, the proceeds of which were to be used for working capital purposes. The loan has an interest rate of 10% per annum and is due on demand. As of June 30, 2024 and December 31, 2023, the principal balance was $50,000.

June 5, 2023 – $150,000

On June 5, 2023, the Company entered into a Loan Authorization and Agreement for a loan of $150,000 from a shareholder, the proceeds of which were to be used for working capital purposes. The loan has an interest rate of 10% per annum and is due on demand. As of June 30, 2024 and December 31, 2023, the principal balance was $150,000.

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

	June 30,	December 31,
	2024	2023

June 20, 2023 ($50,000)	$50,000	$50,000
July 13, 2023 ($50,000)	50,000	50,000
August 1, 2023 ($190,000)	190,000	190,000
August 7, 2023 ($50,000)	50,000	50,000

Total notes payable to related parties (current)	$340,000	$340,000

As of June 30, 2024 and December 31, 2023, the balance of the Funding Commitment was $340,000 and $340,000, respectively.

NOTE 7 – NOTES PAYABLE TO RELATED PARTIES

Notes payable to related parties consisted of the following:

	June 30,	December 31,
	2024	2023

May 10, 2022 ($12,500)	$12,500	$12,500
May 10, 2022 ($12,500)	12,500	12,500
May 10, 2022 ($20,000)	20,000	20,000
May 31, 2022 ($5,000)	5,000	5,000
May 31, 2022 ($15,000)	15,000	15,000
June 9, 2022 ($15,000)	15,000	15,000
March 12. 2024 ($20,000)	20,000	-
March 15, 2024 ($419,428)	419,428	-
March 27, 2024 ($100,000)	100,000	-
June 30, 2024 ($44,168)	44,168

Total notes payable to related parties (current)	$663,596	$80,000

May 10, 2022 - $12,500

On May 10, 2022, a related party of the Company loaned Prime Time Live, Inc. $12,500 in exchange for a promissory note that includes interest at the rate of 10% per annum on the unpaid principal balance, with all unpaid principal and interest due on or before May 10, 2023. Interest began accruing on May 10, 2022. As of June 30, 2024 and December 31, 2023, the principal balance was $12,500 and $12,500, respectively.

May 10, 2022 - $12,500

On May 10, 2022, a related party of the Company loaned Prime Time Live, Inc. $12,500 in exchange for a promissory note that includes interest at the rate of 10% per annum on the unpaid principal balance with all unpaid principal and interest due on or before May 10, 2023. Interest began accruing on May 10, 2022. As of June 30, 2024 and December 31, 2023, the principal balance was $12,500 and $12,500, respectively.

May 10, 2022 - $20,000

On May 10, 2022, a related party of the Company loaned Prime Time Live, Inc. $20,000 in exchange for a promissory note that included interest at the rate of 10% per annum on the unpaid principal balance with all unpaid principal and interest due on or before May 10, 2023. Interest began accruing on May 10, 2022. As of June 30, 2024 and December 31, 2023, the principal balance was $20,000 and $20,000, respectively.

May 31, 2022 - $5,000

On May 31, 2022, a related party of the Company loaned Prime Time Live, Inc. $5,000 in exchange for a promissory note that included interest at the rate of 10% per annum on the unpaid principal balance with all unpaid principal and interest due on or before May 31, 2023. Interest began accruing on May 31, 2022. As of June 30, 2024 and December 31, 2023, the principal balance was $5,000 and $5,000, respectively.

May 31, 2022 - $15,000

On May 31, 2022, a related party of the Company loaned Prime Time Live, Inc. $15,000 in exchange for a promissory note that included interest at the rate of 10% per annum on the unpaid principal balance with all unpaid principal and interest due on or before May 31, 2023. Interest began accruing on May 31, 2022. As of June 30, 2024 and December 31, 2023, the principal balance was $15,000 and $15,000, respectively.

June 9, 2022 - $15,000

On May 10, 2022, a related party of the Company loaned Prime Time Live, Inc. $15,000 in exchange for a promissory note that included interest at the rate of 10% per annum on the unpaid principal balance with all unpaid principal and interest due on or before May 10, 2023. Interest began accruing on May 10, 2022. As of June 30, 2024 and December 31, 2023, the principal balance was $15,000 and $15,000, respectively.

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

June 30, 2024 - $44,168

On June 30, 2024, EM1 Capital, a company owned by the shareholder of the company, a related party, provided $44,168 as a loan that includes interest at the rate of 10% per annum on the unpaid principal balance, with all unpaid principal and interest due on demand.

NOTE 8 – STOCKHOLDERS’ DEFICIT

Common Stock

As of June 30, 2024 and December 31, 2023, the Company has 300,000,000 authorized shares of common stock par value $0.0001 per share. As of June 30, 2024 and December 31, 2023, there was a total of 3,977,497 shares issued and outstanding, respectively.

Preferred Stock

As of June 30, 2024 and December 31, 2023, the Company has authorized 30,000,000 shares of preferred stock, 500,000 shares of which were designated as Class A Convertible Preferred Stock (“Class A Preferred Stock”). and 11,000,000 shares of which were designated as Class B Convertible Preferred Stock.

Class A Convertible Stock

As of June 30, 2024 and December 31, 2023, there were a total of 500,000 shares of Class A Preferred Stock issued and outstanding. The Class A Preferred Stock, when voting as a single class, has the votes of at least 60% of the voting power of the Company. Further, the holder of the Class A Preferred Stock can convert one share of Class A Preferred Stock into two shares of the Company’s common stock, subject to adjustment. In addition, the holder of the Class A Preferred Stock is entitled to a liquidation preference of the Company senior to all other securities of the Company.

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

Stock Incentive Plans

Effective January 15, 2020, the Company adopted its 2020 Stock Option and Award Plan (the “2020 Stock Incentive Plan”). A total of 2,222 shares of the Company’s common stock were reserved for the 2020 Stock Incentive Plan. As of June 30, 2024, there were no grants made under the 2020 Stock Incentive Plan. On May 4, 2023, the Company terminated the 2020 Stock Incentive Plan.

Effective August 9, 2022, the Company adopted its 2022 Incentive and Non-statutory Stock Option Plan (the “2022 Stock Option Plan”). Under the 2022 Stock Option Plan, the Board of Directors may grant options to purchase common stock to officers, employees, and other persons who provide services to the Company. A total of 833,333 shares of the Company’s common stock is reserved for the 2022 Stock Option Plan. As of June 30, 2024, there have been no options to purchase shares of common stock granted under the 2022 Stock Option Plan.

Effective August 9, 2022, the Company adopted its 2022 Restricted Stock Plan (the “2022 Restricted Stock Plan”). Under the 2022 Restricted Stock Plan, the Board of Directors may grant restricted stock to officers, directors, and key employees. A total of 833,333 shares of common stock is reserved for the 2022 Restricted Stock Plan. As of June 30, 2024, there have been no shares of common stock granted under the 2022 Restricted Stock Plan.

NOTE 10 – RELATED PARTY TRANSACTIONS

The Company had the following related party transactions:

●	Due from Related Parties – The Company had related party, Amarose, Inc., a company owned by the shareholder of the company, in the amount of receivables of $27,593 as of June 30, 2024 which relates to expenses paid by the Company related to Amarose.

●	Royalty Payables – Limitless Performance Inc. (“LPI”), SMILZ INC. (“Smiles”), DIVATRIM INC. (“Divatrim”), and AMAROSE INC. (“Amarose,” and collectively with LPI, Smiles, and Divatrim, the “Licensors”) are all companies at least 50% owned by a shareholder of the Company. On December 1, 2021, the Company entered into manufacturing and distributorship license agreements (each, a “License Agreement”) with each of the Licensors to distribute each of the Licensors’ respective products and for payments to such Licensor for its product designs and distribution rights. Pursuant to the License Agreements, and each of them, the Company agreed to pay to such Licensors royalty payments equal to 4.00% of gross sales, excluding returns, chargebacks, and other such allowances. On October 1, 2023, the Company terminated each of the License Agreements; however, the Company maintained its license for NZT-48 with LPI. As of June 30, 2024 and December 31, 2023, the royalty payable was $84,537 and $NIL, respectively.

●	Notes Payable to Shareholder – The Company had various notes payable with its shareholder who is the Chief Executive Officer of the Company. As of June 30, 2024 and December 31, 2023, the Company had $5,152,028 outstanding. Refer to Note 9.

●	Notes Payable to Related Parties – The Company entered into various notes payable with shareholders of the Company. As of June 30, 2024 and December 31, 2023, the Company had $663,596 and $80,000 outstanding, respectively. Refer to Note 10.

●	Consulting Fees – During the three and six months ended June 30, 2024, the Company incurred consulting fees in the amount of $0 to an officer and an officer of one of its affiliates. During the three and six months ended June 30, 2023, the Company incurred consulting fees in the amount of $7,000 and $14,000 to an officer and an officer of one of its affiliates.

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

NOTE 12 – SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred after June 30, 2024. During this period, the Company did not have any material recognizable subsequent events required to be disclosed.

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

On June 10, 2022, Bio Lab changed its name to Limitless X Holdings Inc. (“we,” “us,” or “our”).

RESULTS OF OPERATION

For the Three Months Ended June 30, 2024 Compared to the Three Months Ended June 30, 2023:

	Three Months Ended June 30,
	2024		2023		Changes
		% of		% of
	Amount	Sales	Amount	Sales	Amount	%
Revenue
Product sales	$1,405,951	100.0%	$6,283,490	71.5%	$(4,877,539)	-77.6%
Service and others	-	0.0%	2,505,240	28.5%	(2,505,240)	-100.0%
Total revenue	1,405,951	100.0%	8,788,730	100.0%	(7,382,779)	-84.0%

Cost of sales
Cost of sales	243,320	17.3%	1,842,957	21.0%	(1,599,637)	-86.8%
Cost of sales - other	-	0.0%	-	0.0%	-	0.0%
Total cost of sales	243,320	17.3%	1,842,957	21.0%	(1,599,637)	-86.8%

Gross profit	1,162,631	82.7%	6,945,773	79.0%	(5,783,142)	-83.3%

Operating expenses:
General and administrative	58,432	4.2%	637,573	7.3%	(579,141)	-90.8%
Advertising and marketing	675,632	48.1%	6,596,172	75.1%	(5,920,540)	-89.8%
Transaction fees	-	0.0%	673,578	7.7%	(673,578)	-100.0%
Merchant fees	119,911	8.5%	344,084	3.9%	(224,173)	-65.2%
Royalty fees	49,970	3.6%	95,197	1.1%	(45,227)	-47.5%
Professional fees	289,661	20.6%	580,960	6.6%	(291,299)	-50.1%
Payroll and payroll taxes	490,397	34.9%	735,918	8.4%	(245,521)	-33.4%
Rent	-	0.0%	44,733	0.5%	(44,733)	-100.0%
Bad debt expense	-	0.0%	-	0.0%	-	0.0%
Consulting fees, related party	-	0.0%	3,000	0.0%	(3,000)	-100.0%
Total operating expenses	1,684,003	119.8%	9,711,215	110.5%	(8,027,212)	-82.7%

Income (loss) from operations	(521,372)	-37.1%	(2,765,442)	-31.5%	2,244,070	-81.1%

Other income (expense)
Interest expense	(131,341)	-9.3%	(230,133)	-2.6%	98,792	-42.9%
Loss on debt settlement	(17,667)	-1.3%	-	0.0%	(17,667)	n/a
Other income	17,500	1.2%	-	0.0%	17,500	n/a
Total other income (expense), net	(131,508)	-9.4%	(230,133)	-2.6%	98,625	-42.9%

Loss before income tax provision	(652,880)	-46.4%	(2,995,575)	-34.1%	2,342,695	-78.2%

Income tax provision	915	0.1%	-	0.0%	915	n/a

Net income (loss)	$(653,795)	-46.5%	$(2,995,575)	-34.1%	$2,341,780	-78.2%

Product Sales - Our product sales decreased by $4.9 million to $1.4 million for the three months ended June 30, 2024 as compared to $6.3 million for the three months ended June 30, 2023. In 2023, there was a shift in our marketing and selling strategies, including a change in performance marketers and platforms, which resulted in the decrease of product sales.

Service Revenue - Our service revenue decreased by $2.5 million from $2.5 million for the three months ended June 30, 2023 to none for the three months ended June 30, 2024. Our service revenue decrease was primarily due to a shift in our marketing and selling strategies.

Cost of Sales - Our cost of sales decreased from $1.6 million, or 21.0% of sales, in the three months ended June 30, 2023 to $0.2 million, or 17.3% of sales, in the three months ended June 30, 2024. As operations decreased during the period, so did our costs for freight, inventory, and other supplies.

Gross Profit - Gross profit for the three months ended June 30, 2024 was $1.2 million compared to $6.9 million for the three months ended June 30, 2023. The decrease in gross profit of $5.8 million was primarily due to a shift in our marketing and selling strategies, including a change in performance marketers and platforms.

Operating Expenses - During the three months ended June 30, 2024, we recognized $1.7 million in operating expenses compared to $9.7 million for the three months ended June 30, 2023. The decrease of $8.0 million in operating expenses was primarily due to the decrease in our advertising, marketing, and payroll expenses, as well as a decrease in transaction fees, merchant fees, and royalty fees.

●	Our advertising and marketing expenses decreased by $5.9 million due to a shift in marketing strategies from relying on performance marketers and celebrity endorsements.

●	The decrease in payroll due to reduction in headcounts.

●	The decrease in transaction fees and merchant fees are directly related to the decreased number of transactions during the six months ended June 30, 2024 compared to the same period prior year.

For the Six Months Ended June 30, 2024 Compared to the Six Months Ended June 30, 2023:

	Six Months Ended June 30,
	2024		2023		Changes
		% of		% of
	Amount	Sales	Amount	Sales	Amount	%
Revenue
Product sales	$2,415,485	99.5%	$12,846,527	82.0%	$(10,431,042)	-81.2%
Service and others	12,991	0.5%	2,812,004	18.0%	(2,799,013)	-99.5%
Total revenue	2,428,476	100.0%	15,658,531	100.0%	(13,230,055)	-84.5%

Cost of sales
Cost of sales	402,688	16.6%	3,072,851	19.6%	(2,670,163)	-86.9%
Cost of sales - other	-	0.0%	-	0.0%	-	0.0%
Total cost of sales	402,688	16.6%	3,072,851	19.6%	(2,670,163)	-86.9%

Gross profit	2,025,788	83.4%	12,585,680	80.4%	(10,559,892)	-83.9%

Operating expenses:
General and administrative	245,790	10.1%	1,223,779	7.8%	(977,989)	-79.9%
Advertising and marketing	1,397,310	57.5%	16,651,676	106.3%	(15,254,366)	-91.6%
Transaction fees	-	0.0%	1,084,846	6.9%	(1,084,846)	-100.0%
Merchant fees	167,578	6.9%	1,057,278	6.8%	(889,700)	-84.2%
Royalty fees	84,537	3.5%	379,825	2.4%	(295,288)	-77.7%
Professional fees	569,727	23.5%	1,120,117	7.2%	(550,390)	-49.1%
Payroll and payroll taxes	987,585	40.7%	2,071,845	13.2%	(1,084,260)	-52.3%
Rent	69,389	2.9%	85,792	0.5%	(16,403)	-19.1%
Bad debt expense	-	0.0%	232,374	1.5%	(232,374)	-100.0%
Consulting fees, related party	-	0.0%	10,000	0.1%	(10,000)	-100.0%
Total operating expenses	3,521,916	145.0%	23,917,532	152.7%	(20,395,616)	-85.3%

Income (loss) from operations	(1,496,128)	-61.6%	(11,331,852)	-72.4%	9,835,724	-86.8%

Other income (expense)
Interest expense	(232,305)	-9.6%	(455,760)	-2.9%	223,455	-49.0%
Loss on debt settlement	(17,667)	-0.7%	-	0.0%	(17,667)	0.0%
Other income	7,902	0.3%	-	0.0%	7,902	0.0%
Other expense	7,175	0.3%	-	0.0%	7,175	0.0%
Total other income (expense), net	(234,895)	-9.7%	(455,760)	-2.9%	220,865	-48.5%

Loss before income tax provision	(1,731,023)	-71.3%	(11,787,612)	-75.3%	10,056,589	-85.3%

Income tax provision	915	0.0%	48	0.0%	867	1806.3%

Net income (loss)	$(1,731,938)	-71.3%	$(11,787,660)	-75.3%	$10,055,722	-85.3%

Product Sales - Our product sales decreased by $10.4 million to $2.4 million for the six months ended June 30, 2024 as compared to $12.8 million for the six months ended June 30, 2023. In 2023, there was a shift in our marketing and selling strategies, including a change in performance marketers and platforms, which resulted in the decrease of product sales.

Service and Other Revenue - Our service and other revenue decreased by $2.8 million from $2.8 million for the six months ended June 30, 2023 to $12,991 for the six months ended June 30, 2024. Our service revenue decrease was primarily due to a shift in our marketing and selling strategies.

Cost of Sales - Our cost of sales decreased from $2.7 million, or 19.6% of sales, in the six months ended June 30, 2023 to $0.4 million, or 16.6% of sales, in the six months ended June 30, 2024. As operations decreased during the period, so did our costs for freight, inventory, and other supplies.

Gross Profit - Gross profit for the six months ended June 30, 2024 was $2.0 million compared to $12.6 million for the six months ended June 30, 2023. The decrease in gross profit of $10.6 million was primarily due to a shift in our marketing and selling strategies, including a change in performance marketers and platforms.

Operating Expenses - During the six months ended June 30, 2024, we recognized $3.5 million in operating expenses compared to $23.9 million for the six months ended June 30, 2023. The decrease of $20.4 million in operating expenses was primarily due to the decrease in our advertising, marketing, and payroll expenses, as well as a decrease in transaction fees, merchant fees, and royalty fees.

●	Our advertising and marketing expenses decreased by $15.3 million due to a shift in marketing strategies from relying on performance marketers and celebrity endorsements.

●	The decrease in payroll due to reduction in headcounts.

●	The decrease in transaction fees and merchant fees are directly related to the decreased number of transactions during the six months ended June 30, 2024 compared to the same period prior year.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

During the six months ended June 30, 2024, net cash used in operating activities was $0.7 million. The cash used in operating activities was primarily due to net loss, timing of settlement of assets and liabilities, loss on settlement of debt, and was off-set by a gain in deconsolidation of a subsidiary.

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2024 and 2023 was $0 and $1,604 related to purchases of property and equipment.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2024 was $583,596. This amount was incurred by increased borrowings from investors and borrowings from a stockholder.

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

Based on management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as a result of the material weakness described below, as of June 30, 2024, our disclosure controls and procedures were not designed at a reasonable assurance level and are ineffective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURE

Not Applicable.

ITEM 5. OTHER INFORMATION

Our directors and executive officers may from time to time enter into plans or other arrangements for the purchase or sale of our common stock that are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or may represent a non-Rule 10b5-1 trading arrangement under the Exchange Act. During the quarter ended June 30, 2024, no such plans or other arrangements were adopted or terminated.

ITEM 6. EXHIBITS

Exhibits. The following is a complete list of exhibits filed as part of this Form 10-Q. Exhibit numbers correspond to the numbers in the Exhibit Table of Item 601 of Regulation S-K.

3.1	Limitless X Holdings, Inc. Amended and Restated Certificate of Incorporation, as amended*
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a) Under the Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934
32.1	Certification of Chief Executive Officer under Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer under Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as an Inline XBRL document and included in Exhibit 101)

*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIMITLESS X HOLDINGS INC.
(Registrant)

Dated: August 14, 2024	By:	/s/ Jaspreet Mathur
Jaspreet Mathur
(Chief Executive Officer,
Principal Executive Officer)

Dated: August 14, 2024	By:	/s/ Benjamin Chung
Benjamin Chung
(Chief Financial Officer, Principal Financial Officer and Principal Accounting Officer)

