Form 10-K/A
period 2023-12-31
Limitless X Holdings Inc.
filed 2024-12-03
CIK 1803977

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________to _____________

000-56453

Commission File Number

LIMITLESS X HOLDINGS, INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware	81-1034163
State or Other Jurisdiction of Incorporation or Organization	(I.R.S. Employer Identification No.)

9777 Wilshire Blvd. #400, Beverly Hills, CA	90212
(Address of Principal Executive Offices)	(Zip Code)

(855) 413-7030

Registrant’s Telephone Number, Including Area Code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
None	None	None

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

The registrant had outstanding 3,977,497 shares of common stock, par value $0.0001, as of December 2, 2024.

Documents Incorporated by Reference

None.

EXPLANATORY NOTE

On April 18, 2024, Limitless X Holdings, Inc. (the “Company”) filed its Annual Report on Form 10-K for the year ended December 31, 2019 (the “Original Form 10-K”). This Amendment No. 1 (the “Amendment”) amends the Original Form 10-K to correct audit adjustments including in order to replace the Report of Independent Registered Public Accounting Firm of BF Borgers CPA PC (“Borgers”), included in the Form 10-K, with the Report of Independent Registered Public Accounting Firm from M&K CPAS, PLLC (“M&K”), included in this Amendment, and to make certain other changes as described herein in connection with the restatement (“Restatement”) for the financial statements as of and for the years ended December 31, 2023 and 2022 (“Financial Statements”). See note 16 in the accompanying notes to the Company’s Financial Statements for detailed disclosures of the items amended by this Restatement.

The following items have been amended and/or updated: (i) Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 8. Financial Statements and Supplementary Data to reflect the Restatement, (ii) Part III, Item 11 Executive Compensation to update the disclosure of the compensation paid to certain Named Executive Officers and (iii) Part III, Item 15, to add Exhibit 10.12 – Agreement for Purchase and Sale of Stock of Vybe, Inc. made as of June 1, 2023, by and between Limitless X Holding, Inc. ad Emblaze One, Inc.

A discussion of the Company’s internal control over financial reporting, a material weakness identified by the Company and the actions taken by management are set forth in Item 9A. Controls and Procedures.

This Amendment speaks as of the original filing date and does not reflect events occurring after the filing of the Original Form 10-K. This Amendment does not otherwise update any exhibits as originally filed or previously amended.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by the Company’s principal executive officer and principal financial officer are filed herewith as exhibits to this Amendment pursuant to Rule 13a-14(a) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

LIMITLESS X HOLDINGS, INC.

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K/A (“Annual Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact included in this Annual Report are forward-looking statements. These forward-looking statements may include projections and estimates concerning the timing and success of specific projects and our future construction, revenues, income, cost of sales, expenses, and capital spending. Our forward-looking statements are generally accompanied by words such as “estimate,” “project,” “predict,” “believe,” “expect,” “intend,” “anticipate,” “potential,” “plan,” “goal,” “foresee,” “likely,” “target,” “may,” “should,” “could,” or other words that convey the uncertainty of future events or outcomes. The Company will continue to file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (the “SEC”). The forward-looking statements in this Annual Report speak only as of the date of this document, and we disclaim any obligation to update these statements unless required by law, and we caution you not to rely on them unduly. We have based these forward-looking statements on our current expectations and assumptions about future events. While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory, and other risks, contingencies, and uncertainties, most of which are difficult to predict and many of which are beyond our control.

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

Subsidiaries

We have 2 subsidiaries, Limitless X, Inc, a Nevada corporation and Prime Time Live, Inc., a Colorado corporation.

Corporate Information

We are a Delaware corporation. Our corporate headquarters are located at 9777 Wilshire Blvd., #400, Beverly Hills, CA 90212. Our telephone number is (833) 888-8923. We maintain a website at www. https://www.limitlessx.com/.

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

Our principal executive office located at 9777 Wilshire Blvd., #400, Beverly Hills, California 90212. Our main telephone number is 855-413-7030. Our website is https://limitlessx.com/. Our website or linked information included in our website are not incorporated into this Annual Report.

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

RESULTS OF OPERATION

For the Year Ended December 31, 2023 Compared to the Year Ended December 31, 2022.

	(As Restated)
	Years Ended December 31,
	2023		2022		Changes
		% of		% of
	Amount	Sales	Amount	Sales	Amount	%
Revenue
Product sales	$15,484,495	99.9%	$39,849,621	100.0%	$(24,365,126)	-61.1%
Rentals	15,000	0.1%	15,000	0.0%	-	0.0%
Total revenue	15,499,495	100.0%	39,864,621	100.0%	(24,365,126)	-61.1%

Cost of sales
Cost of sales	4,672,408	30.1%	13,464,631	33.8%	(8,792,223)	-65.3%
Total cost of sales	4,672,408	30.1%	13,464,631	33.8%	(8,792,223)	-65.3%

Gross profit	10,827,087	69.9%	26,399,990	66.2%	(15,572,903)	-59.0%

Operating expenses:
General and administrative	1,069,338	6.9%	1,938,340	4.9%	(869,002)	-44.8%
Advertising and marketing	9,944,457	64.2%	33,703,591	84.5%	(23,759,134)	-70.5%
Stock compensation for services	-	0.0%	1,811,093	4.5%	(1,811,093)	-100.0%
Professional fees	1,514,516	9.8%	1,647,787	4.1%	(133,271)	-8.1%
Payroll and payroll taxes	2,880,398	18.6%	2,013,467	5.1%	866,931	43.1%
Rent	159,216	1.0%	205,497	0.5%	(46,281)	-22.5%
Bad debt expense	1,588,098	10.2%	2,344,846	5.9%	(756,748)	-32.3%
Consulting fees, related party	10,000	0.1%	43,500	0.1%	(33,500)	-77.0%
Total operating expenses	17,166,023	110.8%	43,708,121	109.6%	(26,542,098)	-60.7%

Income (loss) from operations	(6,338,936)	-40.9%	(17,308,131)	-43.4%	10,969,195	-63.4%

Other income (expense)
Interest expense	(897,287)	-5.8%	(348,017)	-0.9%	(549,270)	157.8%
Other income	17,056	0.1%	57,756	0.1%	(40,700)	-70.5%
Other expense	(30,000)	-0.2%	-	0.0%	(30,000)	N/A
Loss on debt settlement	(6,624,457)	-42.7%	-	0.0%	(6,624,457)	N/A
Gain on disposal of assets	-	0.0%	28,397	0.1%	(28,397)	-100.0%
Total other income (expense), net	(7,534,688)	-48.6%	(261,864)	-0.7%	(7,272,824)	2777.3%

Net loss from continuing operations	(13,873,624)	-89.5%	(17,569,995)	-44.1%	3,696,371	-21.0%

Loss from discontinued operations	(1,854)	-0.0%	(1,315,644)	-3.3%	1,313,790	-99.9%

Income (loss) before income tax provision	(13,875,478)	-89.5%	(18,885,639)	-47.4%	5,010,161	-26.5%

Income tax provision	-	0.0%	6,402	0.0%	(6,402)	-100.0%

Net income (loss)	$(13,875,478)	-89.5%	$(18,892,041)	-47.4%	$5,016,563	-26.6%

Product Sales - Our product sales decreased by $24.4 million to $15.5 million for the year ended December 31, 2023 as compared to $39.8 million for the year ended December 31, 2022. The sales decrease was primarily attributable to changing affiliate marketing strategy to in-house sales through digital marketing. In 2023, there was a shift in our marketing strategies, including strategic advertisement placements with celebrities rather than depending on affiliate marketers who charge significant amount of marketing and affiliate costs.

Cost of Sales

Our cost of sales decreased by $8.8 million to $4.7 million, for the year ended December 31, 2023 compared to $13.5 million. This increase was primarily due to decrease in product revenue and a result of operations decreasing during the period. The Company’s costs for freight, inventory, and other supplies decreased as well. Going forward, management is expecting both the product sales and service revenue business to steadily improve in terms of volumes and to remain stable.

Gross Profit

Gross profit for the year ended December 31, 2023 was $10.8 million or 69.9% of total revenue compared to $26.4 million and 66.2% of total revenue for the year ended December 31, 2022. The decrease in gross profit of $15.6 million was primarily due to decrease product and service revenue due to decrease in number of customer transactions and volume resulting from reduction in using affiliate third-party marketing. Our gross margin decrease was primarily due to slight increase in product costs.

Operating Expenses

During the year ended December 31, 2023, we recognized $17.2 million in operating expenses compared to $43.7 million for the year ended December 31, 2022. The decrease of $26.5 million was due to decrease in advertising and marketing, transaction fees, merchant fees, royalty fees, and bad debt expense.

●	Our advertising and marketing expense decreased by $23.8 million due to a shift in marketing strategies to bring digital marketing in-house and decrease in spendings to performance marketers (affiliate marketing).
●	The decrease in transaction fees and merchant fees are directly related to the increased number of transactions during the year.

Other Income (Expense)

For the year ended December 31, 2023, the Company incurred other expense of $7.5 million related to loss on settlement of debt of $6.6 million and interest expense of $0.9 million compared to $0.3 million of interest expense for the year ended December 31, 2022.

LIQUIDITY AND CAPITAL RESOURCES

We have a history of operating losses and negative cash flow in operating activities. We have incurred recurring net losses, including net losses from operations before income taxes of $13.9 million and $18.9 million for the years ended December 31, 2023 and 2022, respectively. We used $6.8 million and $8.3 million of cash for operating activities the year ended December 31, 2023 and 2022, respectively, and we had an accumulated deficit of $34.6 million at December 31, 2023. These factors raise substantial doubt as to our ability to continue as a going concern, and our independent registered public accounting firm has included a going concern uncertainty explanatory paragraph in our report for 2023.

Cash Used in Operating Activities

During the year ended December 31, 2023, net cash used in operating activities was $6.9 million. The cash used in operating activities was primarily due to a net loss of $13.9 million off-set by increase and decrease in accounts payable, inventories, accrued expenses and royalty payable. During the year ended December 31, 2022 net cash used in operating activities was $8.3 million. The cash used in operating activities was primarily due to a net loss of $17.6 million off-set by changes in accounts payable and accrued expenses, royalty payable and inventories.

Cash Provided by Investing Activities

Net cash used in financing activities for the years ended December 31, 2023 and 2022 was nil.

Cash Provided by Financing Activities

Net cash provided by financing activities for the year ended December 31, 2023 was $1.2 million. This amount was incurred by increased borrowings from related parties, shareholders, and convertible debt. Net cash provided by financing activities for the year ended December 31, 2022 was $13.9 million. This amount was incurred by increased borrowings from related parties, shareholders, and convertible debt.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Effective May 9, 2024, Limitless X Holdings Inc. (the “Company”) dismissed BF Borgers CPA PC (“BF Borgers”) as its independent registered public accounting firm. On May 9, 2024, the Company engaged M&K CPAS, PLLC (“M&K”) as BF Borgers’ replacement. The decision to change independent registered public accounting firms was made with the recommendation and approval of the Board of Directors of the Company.

BF Borgers’ audit reports on the Company’s consolidated financial statements as of and for the fiscal years ended December 31, 2023 and December 31, 2022 did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to audit scope or accounting principles.

During the fiscal years ended December 31, 2023 and 2022, and the subsequent interim period through the date of this report, there were no disagreements, as that term is defined in Item 304(a)(1)(iv) of Regulation S-K, between the Company and BF Borgers on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to BF Borgers’ satisfaction, would have caused BF Borgers to make reference to such disagreements in its audit reports.

During the fiscal years ended December 31, 2023 and 2022, and the subsequent interim period through the date of this report, there were no reportable events within the meaning of Item 304(a)(1)(v) of Regulation S-K.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

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

In connection with this annual report, as required by Rule 15d-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. Under the supervision of our Board of Directors, our Chief Executive Officer and Chief Financial Officer, acting as our principal executive officer and principal financial officer respectively, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2021 based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control - Integrated Framework (2013), our management concluded that our internal control over financial reporting was not effective as of December 31, 2023. Subject to the inherent limitations noted in this Part II, Item 9A as of December 31, 2023, our disclosure controls and procedures were not effective due to the existence of material weaknesses in our internal controls over financial reporting as discussed below. It is management’s responsibility to establish and maintain adequate internal control over financial reporting.

This annual report does not include an attestation report of our independent registered public accounting firm regarding our internal control over financial reporting. Management’s report on internal control over financial reporting was not subject to attestation by our independent registered public accounting firm pursuant to the rules of the SEC because we are neither an accelerated filer nor a larger accelerated filer.

We have implemented a framework used by management to evaluate the effectiveness of our internal control over financial reporting, which incorporates a quarterly review by our Board of Directors of the recording of transactions and whether questions of accuracy and authorization may arise as the accounting may be reviewed by our auditors.

Our Management’s assessment of the effectiveness of internal controls over financial reporting as of the end of the most recent fiscal year, including a statement as to whether or not internal control over financial reporting is effective is contained in the section immediately following this paragraph.

Management’s Report of Internal Control Over Financial Reporting

It is Management’s responsibility to establish and maintain adequate internal control over financial reporting. The matters involving internal controls and procedures that our Company’s management considered to be material weaknesses and may have been ineffective under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes.

Management has assessed the effectiveness of its internal controls over financial reporting at the end of the most recent fiscal year and has determined several weaknesses and has determined that its internal controls have not been effective due, in part, to lack of full-time financial accounting professionals.

Management believes that the material weaknesses and ineffectiveness set forth in items (2), (3) and (4) above resulted in restatements in the financial statements as of and for the year ended December 31, 2023 and 2022. However, management believes that the lack of a functioning audit committee and lack of a majority of outside directors on our Company’s board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures may result in our Company’s financial statements for the future years being subject to error and inaccurate if controls, procedures, and professional financial officers are not maintained.

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

Management believes that the appointment of one or more outside directors, who shall be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on our Company’s Board. In addition, management believes that preparing and implementing sufficient written policies and checklists will remedy the following material weaknesses (i) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (ii) ineffective controls over period end financial close and reporting processes. Further, management believes that the hiring of additional personnel who have the technical expertise and knowledge will result proper segregation of duties and provide more checks and balances within the department. Additional personnel will also provide the cross training needed to support our Company if personnel turn over issues within the department occur. This coupled with the appointment of additional outside directors will greatly decrease any control and procedure issues our Company may encounter in the future.

Due to insufficient funds during the year ended December 31, 2023, the Company has been unable to implement many of the remedies to the ineffective oversight. The Company will continue to implement the changes as laid out above as soon as funds are available to the Company.

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

ITEM 11. EXECUTIVE COMPENSATION.

Summary Compensation

The following table summarizes information regarding the compensation for fiscal years 2023 and 2022 for our named executive officers.

Name and Principal Position	Year	Salary ($)		Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Jaspreet Mathur, Chief Executive Officer	2023	1,602,442	(2)	-	-	-	-
and Chairman of the Board of Directors(1)	2022	291,667		-	-	417	292,084
Kenneth Haller,	2023	982,171	(4)	-	-	-	-
President and Director(3)	2022	145,833		-	-	5,624	151,457
Benjamin Chung,	2023	250,000		-	-	-	-
Chief Financial Officer(5)	2022	113,750		-	-	5,112	118,862
Danielle Young,	2023	200,000		-	-	-	-
Chief Operating Officer(6)	2022	91,000		-	-	667	91,667
Rob Cucher,	2023	708,476	(8)	-	-	-	-
VP of Legal Affairs(7)	2022	116,667		-	-	7,924	124,591

(1)	Mr. Mathur was appointed as CEO on May 20, 2022.
(2)	Mr. Mathur was issued 1,552,442 shares of the Company’s common stock, the equivalent of $1,552,442, on September 10, 2024, all of which were issued in lieu of unpaid and deferred compensation of $950,000 earned from January 1, 2023, through December 31, 2023. Mr. Mathur also received $50,000 of salary paid in cash.
(3)	Mr. Haller was appointed as President on May 20, 2022.
(4)	Mr. Haller was issued 932,171 shares of the Company’s common stock, the equivalent of $932,171, on September 10, 2024, all of which were issued in lieu of unpaid and deferred compensation of $450,000 earned from January 1, 2023, through December 31, 2023. Mr. Haller also received $50,000 of salary paid in cash.
(5)	Mr. Chung was appointed as CFO on May 20, 2022.
(6)	Ms. Young was appointed as COO on May 20, 2022.
(7)	Mr. Cucher was appointed VP of Legal Affairs on August 1, 2022.
(8)	Mr. Cucher was issued 658,476 shares of the Company’s common stock, the equivalent of $658,476, on September 10, 2024, all of which were issued in lieu of unpaid and deferred compensation of $200,000 earned from January 1, 2023, through December 31, 2023. Mr. Cucher also received $50,000 of salary paid in cash.

Executive Compensation

We believe that the primary goal of executive compensation is to align the interests of our executive officers with those of our shareholders in a way that allows us to attract and retain the best executive talent.

●	Annual Base Salary. Base salary will be designed to compensate our named executive officers at a fixed level of compensation that will be designed to serve as a retention tool throughout the executive’s career. In determining base salaries, our board of directors (or, when enacted, our compensation committee) considers each executive’s role and responsibility, unique skills, future potential with us, salary levels for similar positions in our market and internal pay equity.

●	Option Plan. We plan to offer option awards to executives and other employees, in the discretion of the board of directors, considering the executive’s role and other compensation.

●	Health/Welfare Plans. All of our full-time employees are eligible to participate in health and welfare plans, including medical, dental and vision benefits, maintained by the Company. The Company pays 100% of health and welfare plans for all executives and 50% of health and welfare plans for all full-time employees.

●	PTO Plan. We offer paid time off, which can be used for may be used for vacations, rest and relaxation and personal business, and sick days. The PTO varies amongst type of employee and is between two and three weeks.

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

Name and Address (1)	Title	Shares Owned	Percent of Class (2)
Class A Preferred Stock

Jaspreet Mathur	Chief Executive Officer and Chairman	500,000	100%

Common Stock

Jaspreet Mathur	Chief Executive Officer and Chairman	2,632,334	66.97%

Bharat Raj Mathur	Director	141,334	3.60%

Kenneth Haller	President and Director	141,334	3.60%

Amanda Saccomanno	Director	106,000	2.70%

Benjamin Chung	Chief Financial Officer	35,334	*

Rob Cucher	VP of Legal Affairs	17,667	*

Danielle Young	Chief Operating Officer	-	-

Dov Konetz	Director	-	-

Dan Fleyshman	Director	-	-

Leon Anderson	Director	-	-

Michael Braun	Director	-	-

Hassan Iddrissu	Director	-	-

All executive officers and directors		3,074,003	78.21%

*	Less than 1%.

(1)	The mailing address of each of the officers and directors as set forth above is c/o Limitless X Holdings Inc., 9777 Wilshire Blvd. #400, Beverly Hills, California 90212.

(2)	As of the date hereof, there were 3,930,333 shares of our common stock issued and outstanding and 500,000 shares of our Class A Preferred Stock issued and outstanding.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following table summarizes the aggregate fees billed to us by BF Borgers CPA, PC, our principal accounts, for professional services during the years ended December 31, 2023 and 2022:

Fees	2023	2022
Audit Fees (1)	$367,500	$71,000
All Other Fees	-	-
Total Fees	$367,500	$71,000

The following table summarizes the aggregate fees billed to us by M&K CPAS, PLLC (“M&K”), our principal accounts, for professional services during the years ended December 31, 2023 and 2022 for re-audit:

Fees	2023	2022
Audit Fees (1)	$50,000	$50,000
All Other Fees	-	-
Total Fees	$50,000	$50,000

(1) Audit Fees.

Fees for audit services billed in 2023 and 2022 consisted of:

●	Progress billings for the audits of the Company’s financial statements for 2022 and 2023; and
●	Review of the Company’s quarterly financial statements for 2023 and 2022.

Audit fees consist of fees billed for professional services rendered for the audit of our consolidated financial statements, the review of interim consolidated financial statements included in quarterly reports, services that are normally provided in connection with statutory and regulatory filings or engagements and attest services, except those not required by statute or regulation.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

The following documents are filed as part of this Annual Report on Form 10-K/A:

a)	Financial Statements:

Our financial statements and the Report of Independent Registered Public Accounting Firm are included herein on page F-1.

b)	Financial Statement Schedules:

The financial statement schedules are omitted as they are either not applicable or the information required is presented in the financial statements and notes thereto on page F-1.

c)	Exhibits:

Exhibit Number	Description	Form	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation filed October 31, 2022	8-K	3.1	11/01/2022
3.2	Amended and Restated Bylaws	S-1	3.2	02/14/2024
3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation filed December 19, 2022	8-K	3.1	12/21/2022
3.4	Class A Super Majority Convertible Preferred Shares Designation filed February 5, 2020	S-1	4.3	07/02/2020
3.5	Amended Certificate of Designation of Class A Preferred Convertible Stock	8-K	3.1	05/26/2022
3.6	Certificate of Designation of Class B Convertible Preferred Stock filed October 23, 2023	8-K	3.1	10/26/2023
3.7	Amended Certificate of Designation of Class B Preferred Convertible Stock	S-1	3.7	02/14/2024
4.1	2020 Stock Option Plan	S-1	4.1	07/02/2020
4.2	2022 Restricted Stock Plan	S-1	4.2	02/14/2024
4.3	2022 Stock Option Plan	S-1	4.3	02/14/2024
10.1	Manufacturing & Distributorship License Agreement between Limitless X Inc. and Divatrim Inc., dated December 1, 2021	8-K	10.3	05/26/2022
10.2	Manufacturing & Distributorship License Agreement between Limitless X Inc. and Smilz Inc., dated December 1, 2021	8-K	10.4	05/26/2022
10.3	Manufacturing & Distributorship License Agreement between Limitless X Inc. and Limitless Performance Inc., dated December 1, 2021	8-K	10.5	05/26/2022
10.4	Manufacturing & Distributorship License Agreement between Limitless X Inc. and Amarose Inc., dated December 1, 2021	8-K	10.6	05/26/2022
10.5	Promissory Note between Limitless X, Inc. and Jaspreet Mathur, dated December 6, 2021	8-K	10.7	05/26/2022

10.6	Promissory Note between Limitless X, Inc. and Jaspreet Mathur, dated February 11, 2022	8-K	10.8	05/26/2022
10.7	Promissory Note between Limitless X, Inc. and Jaspreet Mathur, dated May 8, 2022	8-K	10.9	05/26/2022
10.8	Share Exchange Agreement among Bio Lab Naturals, Inc., Limitless X, Inc., and Certain Shareholders, dated May 11, 2022	8-K	2.1	05/26/2022
10.9	Promissory Note between Limitless X, Inc. and Jaspreet Mathur, dated May 16, 2022	8-K	10.10	05/26/2022
10.10	Promissory Note between Limitless X, Inc. and Jaspreet Mathur, dated May 18, 2022	8-K	10.11	05/26/2022
10.11	Amendment to Share Exchange Agreement, dated August 2, 2022	8-K	10.1	08/05/2022
10.12	Agreement for Purchase and Sale of Stock made as of June 1, 2023, by and between Limitless X Holding, Inc. ad Emblaze One, Inc.				X
21.1	List of Subsidiaries	S-1	21.1	02/14/2024
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a–14(a) or 15d-14(a) of the Securities Exchange Act of 1934				X
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934				X
32.1	Certification of Chief Executive Officer under Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.2	Certification of Chief Financial Officer under Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained within Exhibit 101)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIMITLESS X HOLDINGS, INC.

	By:	/s/ Jaspreet Mathur
	Name:	Jaspreet Mathur
Dated: December 2, 2024	Title:	Chief Executive Officer and Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jaspreet Mathur	Chief Executive Officer and Chairman of the Board of Director	December 2, 2024
Jaspreet Mathur	(Principal Executive Officer)

/s/ Benjamin Chung	Chief Financial Officer	December 2, 2024
Benjamin Chung	(Principal Financial Officer and Principal Accounting Officer)

/s/ Kenneth Haller	Director	December 2, 2024
Kenneth Haller

/s/ Bharat Raj Mathur	Director	December 2, 2024
Bharat Raj Mathur

/s/ Amanda Saccomanno	Director	December 2, 2024
Amanda Saccomanno

/s/ Leon Anderson	Director	December 2, 2024
Leon Anderson

/s/ Dan Fleyshman	Director	December 2, 2024
Dan Fleyshman

/s/ Michael Braun	Director	December 2, 2024
Michael Braun

/s/ Hassan Iddrissu	Director	December 2, 2024
Hassan Iddrissu

LIMITLESS X HOLDINGS, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Limitless X Holdings, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Limitless X Holdings, Inc. (the Company) as of December 31, 2023 and 2022, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years in the two-year period ended December 31, 2023, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the two-year period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has recurring net losses and negative cash flows from operations which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Restatement of the 2023 and 2022 Consolidated Financial Statements

As discussed in Note 16 to the consolidated financial statements, the accompanying 2023 and 2022 consolidated financial statements have been restated to correct for errors.

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

●	Going Concern - Due to the recurring net losses and negative cash flows from operations for the year the Company evaluated the need for a going concern listed in Note 2. Auditing management’s evaluation of a going concern involves significant judgment given the fact that the Company uses managements’ estimates on future revenues and expenses, which are not able to be easily substantiated. We evaluated the appropriateness of the going concern, we examined and evaluated the financial information along with management’s plans to mitigate the going concern and management’s disclosure on going concern.

/s/ M&K CPAS, PLLC (PCAOB ID 2738)

We have served as the Company’s auditor since 2024.

The Woodlands, TX

December 2, 2024

LIMITLESS X HOLDINGS INC.

CONSOLIDATED BALANCE SHEETS

	(As Restated)	(As Restated)
December 31,	2023	2022

ASSETS

Current Assets:
Cash	$116,100	$5,802,216
Accounts receivables, net	116,888	417,605
Inventories	21,857	909,309
Prepaid expenses	12,500	-
Net assets held for sale	-	41,107
Total current assets	267,345	7,170,237

Non-Current Assets:
Operating lease right-of-use asset, net	-	91,032
Property and equipment, net	29,410	32,256
Other assets	10,985	78,965
Total non-current assets	40,395	202,253

Total assets	$307,740	$7,372,490

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable and accrued expenses	$7,318,230	$7,622,859
Accrued interest	531,148	344,475
Current portion of operating lease liabilities	-	92,195
Royalty payable	-	1,114,403
Refunds payable	41,509	213,930
Chargebacks payable	20,755	118,288
Income tax payable	-	17,056
Note payable	35,000	35,000
Convertible notes payable	-	9,175,000
Notes payable to shareholder	5,152,028	4,462,028
Notes payable to related parties	80,000	1,247,011
Net liabilities held for sale	-	32,851
Total current liabilities	13,178,670	24,475,096
Total liabilities	13,178,670	24,475,096

Commitments and contingencies

Preferred Stock B - $0.0001 par value; 30,000,000 authorized shares; 10,349,097 shares issued and outstanding	16,973,554	-

Stockholders’ deficit
Preferred Stock A - $0.0001 par value; 30,000,000 authorized shares; 500,000 shares issued and outstanding	50	50
Common Stock- $0.0001 par value; 300,000,000 authorized shares; 3,977,497 shares and 3,929,834 shares issued and outstanding, respectively	399	394
Common Stock Issuable	-	693,311
Additional paid-in-capital	4,793,068	2,966,162
Retained earnings	(34,638,001)	(20,762,523)
Total stockholders’ deficit	(29,844,484)	(17,102,606)

Total liabilities and stockholders’ deficit	$307,740	$7,372,490

The accompanying notes are an integral part of these consolidated financial statements.

LIMITLESS X HOLDINGS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	(As Restated)	(As Restated)
Years Ended December 31,	2023	2022

Net Revenue
Product sales	$15,484,495	$39,849,621
Rentals	15,000	15,000
Total net revenue	15,499,495	39,864,621

Cost of Revenue
Cost of revenue	4,672,408	13,464,631
Total cost of sales	4,672,408	13,464,631

Gross profit	10,827,087	26,399,990

Operating expenses:
General and administrative	1,069,338	1,938,340
Advertising and marketing	9,944,457	33,703,591
Stock compensation for services	-	1,811,093
Professional fees	1,514,516	1,647,787
Payroll and payroll taxes	2,880,398	2,013,467
Rent	159,216	205,497
Bad debt expense	1,588,098	2,344,846
Consulting fees, related party	10,000	43,500
Total operating expenses	17,166,023	43,708,121

Loss from operations	(6,338,936)	(17,308,131)

Other income (expense)
Interest expense	(897,287)	(348,017)
Other income	17,056	57,756
Other expense	(30,000)	-
Loss on debt settlement	(6,624,457)	-
Gain on disposal of assets	-	28,397
Total other income (expense), net	(7,534,688)	(261,864)

Net loss from continuing operations	(13,873,624)	(17,569,995)

Loss from discontinued operations	(1,854)	(1,315,644)

Loss before income tax provision	(13,875,478)	(18,885,639)

Income tax provision	-	6,402

Net loss	$(13,875,478)	$(18,892,041)

Earnings (Loss) Per Share:
Net loss per common share - basic and diluted (continuing operations)	$(3.51)	$(4.76)
Net loss per common share - basic and diluted (discontinued operations)	(0.00)	(0.36)
Net loss per common share – basic and diluted (combined)	$(3.51)	(5.12)

Weighted average number of common shares	3,957,486	3,692,740

The accompanying notes are an integral part of these consolidated financial statements.

LIMITLESS X HOLDINGS INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Preferred Stock B		Preferred Stock A		Common Stock		Common Stock Issuable		Additional Paid-In	Retained	Total Stockholder’s
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Equity

Balance at December 31, 2021 (Restated)	-	$-	500,000	$50	3,136,033	$314	397,000	$40	$1,814,392	$(1,870,482)	$(55,686)

Recapitalization	-	-	-	-	360,117	36	-	-	33,992	-	34,028

Issuance of common stock	-	-	-	-	397,000	40	(397,000)	(40)	-	-	-

Common stock issuable for services	-	-	-	-	-	-	47,663	693,311	-	-	693,311

Issuance of common stock for services	-	-	-	-	36,684	4	-	-	1,117,778	-	1,117,782

Net loss	-	-	-	-	-	-	-	-	-	(18,892,041)	(18,892,041)

Balance at December 31, 2022 (Restated)	-	$-	500,000	$50	3,929,834	$394	47,663	$693,311	$2,966,162	$(20,762,523)	$(17,102,606)

Issuance of common stock from common stock issuable	-	-	-	-	47,663	5	(47,663)	(693,311)	693,306	-	-

Vybe deconsolidation	-	-	-	-	-	-	-	-	1,133,600	-	1,133,600

Conversion of convertible notes and interest payables	10,349,097	16,973,554	-	-	-	-	-	-	-	-	-

Net loss	-	-	-	-	-	-	-	-	-	(13,875,478)	(13,875,478)

Balance at December 31, 2023 (Restated)	10,349,097	$16,973,554	500,000	$50	3,977,497	$399	-	$-	$4,793,068	$(34,638,001)	$(29,844,484)

The accompanying notes are an integral part of these consolidated financial statements.

LIMITLESS X HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	(As Restated)	(As Restated)
Years Ended December 31,	2023	2022

Cash flows from operating activities:
Net loss from continuing operations including income taxes	$(13,873,624)	$(17,576,397)
Income (loss) from discontinued operations	(1,854)	(1,315,644)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	4,450	5,686
Common stock issued for professional fees	-	1,811,093
Loss on settlement of debt	6,624,457
Changes in assets and liabilities:
Accounts receivables, net	300,717	(129,134)
Holdback receivables	-	162,226
Inventories	887,452	(909,309)
Prepaid expenses	(12,500)	(8,167)
Other assets	67,980	(67,980)
Accounts payable and accrued expenses	504,511	7,724,106
Refunds payable	(172,421)	202,654
Royalty payable	(1,114,403)	1,114,403
Chargebacks payable	(97,533)	743,643
Net cash used in operating activities from continuing operations	(6,882,768)	(8,242,820)
Net cash provided by (used in) operating activities from discontinued operations	8,256	(8,256)
Net cash used in operating activities	(6,874,512)	(8,251,076)

Cash flows from investing activities:
Purchases of equipment	(1,604)	-
Proceeds from disposition of asset	-	28,397
Effect of reverse merger	-	34,028
Net cash used in financing activities	(1,604)	62,425

Cash flows from financing activities:
Proceeds from convertible debt	500,000	9,190,000
Proceeds from borrowings from stockholder	690,000	3,475,000
Proceeds from borrowings from related parties	-	1,247,011
Net cash provided by financing activities	1,190,000	13,912,011

Net increase(decrease) in cash	(5,686,116)	5,723,360

Cash – beginning of period	5,802,216	78,856

Cash – end of period	$116,100	$5,802,216

Supplemental disclosures of cash flow information
Cash paid during the periods for:
Interest	$2,334	$1,125
Income taxes	$-	$5,850

Non-cash investing and financing activities:
Conversion of convertible notes and interest payables	$10,349,097	$-
Decrease in due to Emblaze One, Inc. by Limitless X due to deconsolidation	$(1,167,011)	$-
Increase in due from Vybe Labs, Inc. by Limitless X due to deconsolidation	$1,133,600	$-

The accompanying notes are an integral part of these consolidated financial statements.

LIMITLESS X HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Restated)

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

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company had an accumulated deficit of $34.6 million at December 31, 2023, and had a net loss of $13.9 million for the year ended December 31, 2023 and net cash used in operating activities of $6.8 million for the year ended December 31, 2023. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

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

The total holdback receivables balance reflects the 0-10% reserve on gross sales and additional reserves by the third-party processor for additional returns and chargebacks if needed. Based on aging of the holdback receivables, the Company has determined that an allowance for doubtful accounts of $2,344,846 or 100% of holdback receivables should be deemed uncollectible recorded as bad debt expense for the year ended December 31, 2021. As of December 31, 2023 and December 31, 2022, the adjusted holdback receivables balance was $NIL and $NIL, respectively.

Inventories

Inventories are valued at the lower-of-cost or net realizable value on a first-in, first-out basis, adjusted for the value of inventory that is determined to be excess, obsolete, expired, or unsaleable. Inventories primarily consisted of finished goods.

Advertising and Marketing

Advertising and marketing costs are charged to expense as incurred. Advertising and marketing costs were approximately $9,944,457 and $33,703,591 for the years ended December 31, 2023 and 2022, respectively, and are included in operating expenses in the accompanying statements of operations.

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

NOTE 4 – DISCONTINUED OPERATIONS

Discontinued Operations

The Company reports discontinued operations by applying the following criteria in accordance with ASC Topic 205-20, Presentation of Financial Statements – Discontinued Operations: (1) Component of an entity; (2) Held for sale criteria; and (3) Strategic shift.

On June 1, 2023, the Company entered into an Agreement for Purchase and Sale of Stock (the “Vybe Sale Agreement”) with Emblaze One, Inc., a Nevada corporation, (“Emblaze”) wherein the Company sold all 5,000 of its shares of common stock of its wholly owned subsidiary, Vybe Labs, Inc., a Delaware corporation (“Vybe”). Emblaze is a company 100% owned by the Company’s Chief Executive Officer, Chairman of the Board of Directors, and majority shareholder, Jaspreet Mathur. Given that the effect of the Vybe Sale Agreement meets all the initial criteria for classification of held for sale, the assets, liabilities, and operating results of Vybe have been classified as held for sale during the year ended December 31, 2022. The consolidated financial statements for the prior periods have been adjusted to reflect comparable information.

Assets and liabilities related to Vybe were as follows:

December 31,	2022

ASSETS
Current Assets:
Cash	$41,107
Total current assets	41,107

Total assets	$41,107

LIABILITIES
Current Liabilities:
Accounts payable and accrued expenses	$-
Total current liabilities	-

Total liabilities	$-

Net assets held of sale	$41,107

Income and expense related to Vybe were as follows for year ended December 31, 2023

Year Ended December 31,	2023	2022

Net revenue	-	$37,226
Cost of revenue	-	1,325,570
Gross profit (loss)	-	(1,288,344)

Operating expenses:
General and administrative	1,305	300
Professional fees	549	27,000
Total operating expenses	1,854	27,300

Loss before income tax provision	(1,854)	(1,315,644)

Income tax provision	-	-

Net loss	(1,854)	$(1,315,644)

NOTE 5 – DECONSOLIDATION (Sale of Vybe Labs, Inc.)

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

The transaction is recorded as follows at the date of this transaction:

June 1,
2023

Total assets and liabilities deconsolidated for Vybe:
Total assets	$80,600
Total liabilities	(1,214,200)

Net assets (liabilities)	$(1,133,600)

Net amount of additional paid in contribution due to deconsolidation and due to and due from between intercompany balance settlement	$1,133,600

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

NOTE 7 – NOTE PAYABLE

On March 1, 2021, an individual loaned the predecessor company $35,000 in exchange for an unsecured promissory note that included interest at the rate of 10% per annum on the unpaid principal balance with all unpaid principal and interest due on or before March 1, 2022. The maturity date was extended to December 31, 2022. Interest is due and payable on the first day of each month. As of December 31, 2023, the Company owes $35,000 in principal and accrued interest of $4,595 as of December 31, 2023. As of December 31, 2022, the Company owes $35,000 in principal and accrued interest of $1,095 as of December 31, 2022.

NOTE 8 – CONVERTIBLE NOTES PAYABLE

Convertible notes payable consisted of the following:

	December 31,	December 31,
	2023	2022

August 3, 2022 ($5,000,000)	$-	$5,000,000
August 3, 2022 ($1,000,000)	-	1,000,000
August 22, 2022 ($500,000)	-	500,000
September 22, 2022 ($250,000)	-	250,000
September 25, 2022 ($600,000)	-	600,000
September 25, 2022 ($600,000)	-	600,000
September 29, 2022 ($50,000)	-	50,000
September 29, 2022 ($500,000)	-	500,000
October 10, 2022 ($500,000)	-	500,000
October 13, 2022 ($75,000)	-	75,000
October 13, 2022 ($50,000)	-	50,000
October 14, 2022 ($50,000)	-	50,000

Total convertible note payables (current)	$-	$9,175,000

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

As a result of the conversion, the Company recorded a loss on debt settlement in the amount of $6,624,457 for the year ended December 31, 2023.

NOTE 9 – CLASS B PREFERRED STOCK

On October 23, 2023, pursuant to certain Conversion Agreements, the Company issued an aggregate of 10,349,097 shares of Class B Preferred Stock and extinguished $9,675,000 of convertible debt including accumulated interest as of October 23, 2023 in the amount of $674,097. The conversion resulted in recording of loss in settlement of debt of $6,624,457 based on the market price of common stock at the date of conversion.

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

On January 3, 2017, the Company filed an Amendment to Certificate of Designation with the Nevada Secretary of State defining the rights and preferences of the Series A Convertible Preferred shares. Series A Convertible Preferred stock shall be convertible into common shares at the rate of the closing market price on the day of the conversion notice equal to the dollar amount of the value of the Series A Convertible Preferred shares, and holders shall have no voting rights on corporate matters, unless and until they convert their Series A Convertible Preferred shares into Common shares, at which time they will have the same voting rights as all Common Shareholders have; their consent shall not be required for taking any corporate action.

The Class B Preferred Stock has been classified outside of permanent equity and liabilities since it embodies a conditional obligation that the Company may settle by issuing a variable number of equity shares and the monetary value of the obligation is based on a fixed monetary amount known at inception. The Company has recorded $16,972,519, which represents 10,349,097 Series B Preferred Stock at $1.64 per share, issued and outstanding as of December 31, 2023, outside of permanent equity and liabilities.

NOTE 10 – NOTES PAYABLE TO SHAREHOLDER

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

●	June 30, 2022 – $922,028

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

NOTE 11 – NOTES PAYABLE TO RELATED PARTIES

Notes payable to related party consisted of the following:

	December 31,	December 31,
	2023	2022

April 1, 2022 ($237,610)	$-	$237,610
May 10, 2022 ($12,500)	12,500	12,500
May 10, 2022 ($12,500)	12,500	12,500
May 10, 2022 ($20,000)	20,000	20,000
May 31, 2022 ($5,000)	5,000	5,000
May 31, 2022 ($15,000)	15,000	15,000
June 9, 2022 ($15,000)	15,000	15,000
December 31, 2022 ($929,401)	-	929,401

Total notes payable to related parties (current)	$80,000	$1,247,011

●	April 1, 2022 – $237,610

On April 1, 2022, Limitless X entered into a Loan Authorization and Agreement for a loan of $237,610 with Emblaze, the proceeds of which were to be used for working capital purposes. Beginning on September 1, 2022, the loan required a payment of $20,669 per month, which included principal and interest. The total balance of principal and interest of $248,032 was due on August 1, 2023. As of December 31, 2023 and December 31, 2022, the balance was $NIL and $237,610, respectively.

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

On June 9, 2022, the Company loaned share holder of the company $15,000 in exchange for a promissory note that included interest at the rate of 10% per annum on the unpaid principal balance with all unpaid principal and interest due on or before May 10, 2023. Interest began accruing on May 10, 2022. As of December 31, 2023, the loan is due upon demand.

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

NOTE 12 – STOCKHOLDERS’ EQUITY

Common Stock

As of December 31, 2023 and 2022, the Company had 300,000,000 authorized shares of common stock par value $0.0001 per share and had 3,977,497 shares and 3,929,834 shares issued and outstanding, respectively.

●	Common Stock Issued for Services – In 2022, the Company issued approximately 47,000 shares of common stock for services provided to the Company. These shares were valued at fair value at the time of issuance and recorded stock compensation expense of $693,311, for the year ended December 31, 2022.

●	Common Stock Issued for Services – On May 10, 2022 and June 10, 2022, the Company issued 36,000 and 684 shares of common stock, respectively, for services provided to the Company. These shares were valued at fair value at the time of issuance and recorded stock compensation expense of $1,117,782 for the year ended December 31, 2022.

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

Common Stock and Recapitalization

As a result of the LimitlessX Acquisition and LimitlessX being the acquirer, the Company retrospectively restated its common stock as if the transaction occurred at the beginning of the period. The following is the reconciliation of retrospectively restated common stock:

Number of Shares

Common stock – Limitless X Inc. – as original	1,616,667
Common stock split (1 to 1.94) – Limitless X Inc.	1,519,366
Common stock (Bio Lab) – prior to reverse merger	360,117

Total as of December 31, 2021 – as retrospectively restated	3,496,150

NOTE 13 – EQUITY BASED PAYMENTS

The Company had the following equity-based plan:

●	Stock Incentive Plans

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

NOTE 14 – RELATED PARTY TRANSACTIONS

The Company had the following related party transactions:

●	Royalty Payables – Limitless Performance Inc. (“LPI”), SMILZ INC. (“Smiles”), DIVATRIM INC. (“Divatrim”), and AMAROSE INC. (“Amarose,” and collectively with LPI, Smiles, and Divatrim, the “Licensors”) are all companies at least 50% owned by a shareholder of the Company. On December 1, 2021, the Company entered into manufacturing and distributorship license agreements (each, a “License Agreement”) with each of the Licensors to distribute each of the Licensors’ respective products and for payments to such Licensor for its product designs and distribution rights. Pursuant to the License Agreements, and each of them, the Company agreed to pay to such Licensors royalty payments equal to 4.00% of gross sales, excluding returns, chargebacks, and other such allowances. As of December 31, 2023 and 2022, the royalty payable was $0 and $1,114,403, respectively. On October 1, 2023, the Company terminated each of the License Agreements; however, the Company maintained its license for NZT-48 with LPI.

●	Notes Payable to Shareholder – The Company had various notes payable with its shareholder who is the Chief Executive Officer of the Company. As of December 31, 2023 and 2022, the Company had $5,152,028 and $4,462,028 outstanding, respectively. Refer to Note 9.

●	Notes Payable to Related Parties – The Company entered into various notes payable with shareholders of the Company. As of December 31, 2023 and 2022, the Company had $80,000 outstanding. Refer to Note 10.

●	Consulting Fees – During the year ended December 31, 2023, the Company incurred consulting fees in the amount of $0 to an officer and an officer of one of its affiliates. During the year ended December 31, 2022, the Company incurred consulting fees in the amount of $32,500 to an officer and an officer of one of its affiliates.

●	On June 1, 2023, the Company entered into an Agreement for Purchase and Sale of Stock (the “Vybe Sale Agreement”) with Emblaze One, Inc., a Nevada corporation, (“Emblaze”) wherein the Company sold all 5,000 of its shares of common stock of its wholly owned subsidiary, Vybe Labs, Inc., a Delaware corporation (“Vybe”). Emblaze is a company 100% owned by the Company’s Chief Executive Officer, Chairman of the Board of Directors, and majority shareholder, Jaspreet Mathur.

NOTE 15 – COMMITMENTS AND CONTINGENCIES

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

NOTE 16 – EXPLANATION OF OUR RESTATEMENT

The Company is filing this Amendment No. 1 on Form 10-K/A to its Annual Report for the Annual period ended December 31, 2023 and 2022, which was filed with the Securities and Exchange Commission (“SEC”) on April 18, 2024 (the “Original Report”). The financial statements contained in our Annual Report on Form 10-K for the year ending December 31, 2023 and 2022 require restatement in order to correct the following:

·●	2022 adjustments

Adjustment 1	The Company recorded holdback receivables of $1,043,991 as of December 31, 2022. The amount was deemed uncollectible, and an adjustment was made to write-off the balance as of December 31, 2022.

Adjustment 2	The Company wrote-off inventories of $2,633,897 as of December 31, 2022. The adjustment was made to cost of revenue.

Adjustment 3	The Company wrote off inventory balance of $312,740 as of December 31, 2022 due to lower-cost or market adjustment. The adjustment was made to cost of revenue.

Adjustment 4	The Company recorded payroll liability as of December 31, 2022 in the amount of $706,902. The adjustment was made to payroll and payroll taxes.

Adjustment 5	The Company recorded additional advertising and marketing liabilities as of December 31, 2022 in the amount of $4,874,232. The adjustment was made to advertising and marketing expenses of $4,874,232.

Adjustment 6	The Company netted service revenue with related marketing expenses for the year ended December 31, 2022 in the amount of $18,308,341.

Adjustment 7	The Company classified Vybe subsidiary’s assets and liabilities as net assets held for sale as of December 31, 2022 and net loss from discontinued operations for the year ended December 31, 2022.

Adjustment 8	The Company recorded shares issued for services in the amount of $693,311 for the year ended December 31, 2022. The adjustment was made to compensation expense.

Adjustment 9	The Company wrote-off accounts receivables deemed uncollectable as of December 31, 2022 in the amount of $478,108.

Adjustment 10	The Company wrote-off inventory balance of $1,875,146 in the previous year which reversed in 2022. The credit was to cost of sales of $1,875,146 and debit of retained earnings.

Adjustment 11	The Company reclassified transaction fees of $3,201,599, merchant fees of $2,459,670, and $1,114,403 to cost of revenue for the year ended December 31, 2022.

·●	2023 adjustments

Adjustment 1	The Company recorded holdback receivables of $1,043,900 as of December 31, 2022. The amount was deemed uncollectible, and an adjustment was made to write-off the balance as of December 31, 2022. The balance was reversed in 2023. The adjustment was credit bad debt expense and debit beginning retained earnings for the year ended December 31, 2023.

Adjustment 2	The Company wrote-off inventories of $2,633,897 as of December 31, 2022. The adjustment was made to cost of revenue. The balance was reversed in 2023. The adjustment was credit cost of revenue and debit beginning retained earnings for the year ended December 31, 2023.

Adjustment 3	The Company wrote off inventory balance of $312,740 as of December 31, 2022 due to lower-cost or market adjustment. The adjustment was made to cost of revenue. The balance was reversed in 2023. The adjustment was credit cost of revenue and debit beginning retained earnings for the year ended December 31, 2023.

Adjustment 4	The Company recorded payroll liability as of December 31, 2022 in the amount of $706,902. The adjustment was made to payroll and payroll taxes. The balance was reversed in 2023. The adjustment was credit payroll and payroll tax expense and debit beginning retained earnings for the year ended December 31, 2023.

Adjustment 5	The Company recorded additional advertising and marketing liabilities as of December 31, 2022 in the amount of $4,874,232. The adjustment was made to advertising and marketing expenses of $4,874,232. The balance was reversed in 2023. The adjustment was credit advertising and marketing expense and debit beginning retained earnings for the year ended December 31, 2023.

Adjustment 6	The Company netted service revenue with related marketing expenses for the year ended December 31, 2023 in the amount of $4,597,933.

Adjustment 7	The Company classified Vybe subsidiary’s profit and loss for the year ended December 31, 2023 as net loss from discontinued operations.

Adjustment 8	The Company recorded shares issued for services in the amount of $693,311 for the year ended December 31, 2022. The adjustment was made to compensation expense. The balance was reversed in 2023.

Adjustment 9	The Company recorded gain from deconsolidation of Vybe of $241,365 and loss on debt settlement between Vybe and Limitless X of $142,551 as additional paid in contribution due to related party transactions which netted to $98,814.

Adjustment 10	The convertible debt was converted to preferred B shares during 2023. As a result, the Company recorded a loss of debt settlement in the amount of $6,624,457 for the year ended December 31, 2023 and decrease in additional paid-in capital of $10,348,062 and increase in preferred B shares of $16,972,519 as of December 31, 2023.

Adjustment 11	The Company wrote-off accounts receivables deemed uncollectable as of December 31, 2022 in the amount of $478,108. The amount was reversed in 2023.

Adjustment 12	The Company wrote-off inventories of $2,633,897 as of December 31, 2022. The adjustment was made to cost of revenue. The amount related to Vybe was reversed in the amount of $855,276 for the year ended December 31, 2023.

Adjustment 13	The Company adjusted intercompany gain on deconsolidation in the amount of $197,268. The credit was to additional paid in capital and debit to bad debt expense.

Adjustment 14	The Company reclassified transaction fees of $1,159,896, merchant fees of $1,147,678, and $416,140 to cost of revenue for the year ended December 31, 2023.

The changes in our consolidated financial statements are summarized below.

Limitless X Holdings, Inc.

Consolidated Balance Sheets

	(Originally Reported)		(As Restated)
December 31,	2023	Adjustments	2023

ASSETS

Current Assets:
Cash	$116,100	$-	$116,100
Accounts receivables, net	116,888	-	116,888
Inventories	21,857	-	21,857
Prepaid expenses	12,500	-	12,500
Total current assets	267,345	-	267,345

Non-Current Assets:
Property and equipment, net	29,410	-	29,410
Other assets	10,985	-	10,985
Total non-current assets	40,395	-	40,395

Total assets	$307,740	$-	$307,740

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable and accrued expenses	$7,318,230	$-	$7,318,230
Accrued interest	531,148	-	531,148
Refunds payable	41,509	-	41,509
Chargebacks payable	20,755	-	20,755
Note payable	35,000	-	35,000
Notes payable to shareholder	5,152,028	-	5,152,028
Notes payable to related parties	80,000	-	80,000

Total current liabilities	13,178,670	-	13,178,670
Total liabilities	13,178,670	-	13,178,670

Commitments and contingencies

Preferred Stock B - $0.0001 par value; 30,000,000 authorized shares; 10,349,097 shares issued and outstanding	-	16,973,554	16,973,554

Stockholders’ deficit
Preferred Stock A - $0.0001 par value; 30,000,000 authorized shares; 500,000 shares issued and outstanding	50	-	50
Preferred Stock B - $0.0001 par value; 30,000,000 authorized shares; 10,349,097 shares issued and outstanding	1,035	(1,035)	-
Common Stock- $0.0001 par value; 300,000,000 authorized shares; 3,977,497 shares and 3,929,834 shares issued and outstanding, respectively	399	-	399
Additional paid-in-capital	13,265,500	(8,472,432)	4,793,068
Retained earnings	(26,137,915)	(8,500,087)	(34,638,001)
Total stockholders’ deficit	(12,870,931)	(16,973,554)	(29,844,484)

Total liabilities and stockholders’ deficit	$307,740	$-	$307,740

	(Originally Reported)		(As Restated)
December 31,	2022	Adjustments	2022

ASSETS

Current Assets:
Cash	$5,843,323	$(41,107)	$5,802,216
Accounts receivables, net	895,713	(478,108)	417,605
Holdback receivables, net	1,043,991	(1,043,991)	-
Inventories	3,855,946	(2,946,637)	909,309
Net assets held for sale	-	41,107	41,107
Total current assets	11,638,973	(4,468,736)	7,170,237

Non-Current Assets:
Operating lease right-of-use asset, net	91,032	-	91,032
Property and equipment, net	32,256	-	32,256
Other assets	78,965	-	78,965
Total non-current assets	202,253	-	202,253

Total assets	$11,841,226	$(4,468,736)	$7,372,490

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable and accrued expenses	$2,074,576	$5,548,283	$7,622,859
Accrued interest	344,475	-	344,475
Current portion of operating lease liabilities	92,195	-	92,195
Royalty payable	1,114,403	-	1,114,403
Refunds payable	213,930	-	213,930
Chargebacks payable	118,288	-	118,288
Income tax payable	17,056	-	17,056
Note payable	35,000	-	35,000
Convertible notes payable	9,175,000	-	9,175,000
Notes payable to shareholder	4,462,028	-	4,462,028
Notes payable to related parties	1,247,011	-	1,247,011
Net liabilities held for sale	-	32,851	32,851
Total current liabilities	18,893,962	5,581,134	24,475,096
Total liabilities	18,893,962	5,581,134	24,475,096

Commitments and contingencies

Stockholders’ deficit
Preferred Stock A - $0.0001 par value; 30,000,000 authorized shares; 500,000 shares issued and outstanding	50	-	50
Preferred Stock B - $0.0001 par value; 30,000,000 authorized shares; 10,349,097 shares issued and outstanding	-	-	-
Common Stock- $0.0001 par value; 300,000,000 authorized shares; 3,977,497 shares and 3,929,834 shares issued and outstanding, respectively	394	-	394
Common Stock Issuable	-	693,311	693,311
Additional paid-in-capital	2,966,162	-	2,966,162
Retained earnings	(10,019,342)	(10,743,181)	(20,762,523)
Total stockholders’ deficit	(7,052,736)	(10,049,870)	(17,102,606)

Total liabilities and stockholders’ deficit	$11,841,226	$(4,468,736)	$7,372,490

Limitless X Holdings, Inc.

Consolidated Statements of Operations

	(Originally Reported)		(As Restated)
Years Ended December 31,	2023	Adjustments	2023

Net Revenue
Product sales	$15,443,148	$41,347	$15,484,495
Service revenue	4,597,933	(4,597,933)	-
Rentals	15,000	-	15,000
Total net revenue	20,056,081	(4,556,586)	15,499,495

Cost of Revenue
Cost of revenue	4,064,933	607,475	4,672,408
Total cost of sales	4,064,933	607,475	4,672,408

Gross profit	15,991,148	(5,164,061)	10,827,087

Operating expenses:
General and administrative	1,078,532	(9,914)	1,069,338
Advertising and marketing	19,416,622	(9,472,165)	9,944,457
Stock compensation for services	141,020	(141,020)	-
Transaction fees	1,159,896	(1,159,896)	-
Merchant fees	1,147,678	(1,147,678)	-
Royalty fees	416,140	(416,140)	-
Professional fees	1,515,065	(549)	1,514,516
Payroll and payroll taxes	3,587,300	(706,902)	2,880,398
Rent	159,216	-	159,216
Bad debt expense	2,666,835	(1,078,737)	1,588,098
Consulting fees, related party	10,000	-	10,000
Total operating expenses	31,298,304	(14,132,281)	17,166,023

Loss from operations	(15,307,156)	8,968,220	(6,338,936)

Other income (expense):
Interest expense	(897,287)	-	(897,287)
Loss on debt settlement	(142,551)	(6,481,906)	(6,624,457)
Other income	17,056	-	17,056
Other expense	(30,000)	-	(30,000)
Total other income (expense), net	(1,052,782)	(6,481,906)	(7,534,688)

Loss from continuing operations	(16,359,938)	2,486,314	(13,873,624)

Loss from discontinued operations	-	(1,854)	(1,854)

Net loss from operations	(16,359,938)	2,484,460	(13,875,478)
Gain on deconsolidation of subsidiary	241,365	(241,365)	-

Loss before income tax provision	(16,118,573)	2,243,095	(13,875,478)

Income tax provision	-	-	-

Net loss	$(16,118,573)	$2,243,095	$(13,875,478)

Earnings (Loss) Per Share:
Net loss per common share - basic and diluted	$(4.07)	$0.57	$(3.51)
Weighted average number of common shares	3,957,486	3,957,486	3,957,486

	(Originally Reported)		(As Restated)
Year Ended December 31,	2022	Adjustments	2022

Net Revenue
Product sales	$40,364,955	$(515,334)	$39,849,621
Service revenue	18,308,341	(18,308,341)	-
Rentals	15,000	-	15,000
Total net revenue	58,688,296	(18,823,675)	39,864,621

Cost of Revenue
Cost of revenue	6,942,680	6,521,951	13,464,631
Cost of revenue - other	358	(358)	-
Total cost of sales	6,943,038	6,521,593	13,464,631

Gross profit	51,745,258	(25,345,268)	26,399,990

Operating expenses:
General and administrative	1,938,640	(300)	1,938,340
Advertising and marketing	47,164,700	(13,461,109)	33,703,591
Stock compensation for services	1,117,782	693,311	1,811,093
Transaction fees	3,201,599	(3,201,599)	-
Merchant fees	2,459,670	(2,459,670)	-
Royalty fees	1,114,403	(1,114,403)	-
Professional fees	1,647,787	-	1,647,787
Payroll and payroll taxes	1,306,565	706,902	2,013,467
Rent	205,497	-	205,497
Bad debt expense	1,300,855	1,043,991	2,344,846
Consulting fees, related party	43,500	-	43,500
Total operating expenses	61,500,998	(17,792,877)	43,708,121

Loss from operations	(9,755,740)	(7,552,391)	(17,308,131)

Other income (expense):
Interest expense	(348,017)	-	(348,017)
Other income	57,756	-	57,756
Gain on disposal of assets	28,397	-	28,397
Total other income (expense), net	(261,864)	-	(261,864)

Net loss from operations	(10,017,604)	(7,552,391)	(17,569,995)

Loss from discontinued operations	-	(1,315,644)	(1,315,644)

Loss before income tax provision	(10,017,604)	(8,868,035)	(18,885,639)

Income tax provision	6,402	-	6,402

Net loss	$(10,024,006)	$(8,868,035)	$(18,892,041)

Earnings (Loss) Per Share:
Net loss per common share - basic and diluted	$(2.71)	$(2.24)	$(5.12)
Weighted average number of common shares	3,692,740	0	3,692,740

Limitless X Holdings, Inc.

Consolidated Statements of Cash Flows

	(Originally Reported)		(As Restated)
Years Ended December 31,	2023	Adjustments	2023

Cash flows from operating activities:
Net loss from continuing operations including income taxes and deconsolidation	$(16,118,573)	$2,244,949	$(13,873,624)
Income (loss) from discontinued operations	-	(1,854)	(1,854)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	4,450	-	4,450
Common stock issued for professional fees	141,020	(141,020)	-
Loss on settlement of debt	142,551	6,481,906	6,624,457
Gain on deconsolidation of subsidiary	(241,365)	241,365	-
Changes in assets and liabilities:
Accounts receivables, net	300,717	-	300,717
Holdback receivables	1,043,991	(1,043,991)	-
Inventories	3,048,179	(2,160,697)	887,452
Prepaid expenses	(12,500)	-	(12,500)
Other assets	67,980	-	67,980
Accounts payable and accrued expenses	6,133,395	(5,628,914)	504,511
Refunds payable	(172,421)	-	(172,421)
Royalty payable	(1,114,403)	-	(1,114,403)
Chargebacks payable	(97,533)	-	(97,533)
Net cash used in operating activities from continuing operations	(6,874,512)	(8,256)	(6,882,768)
Net cash provided by operating activities from discontinued operations		8,256	8,256
Net cash used in operating activities	(6,874,512)	-	(6,874,512)

Cash flows from investing activities:
Purchases of equipment	(1,604)	-	(1,604)
Net cash used in financing activities	(1,604)	-	(1,604)

Cash flows from financing activities:
Proceeds from convertible debt	500,000	-	500,000
Proceeds from borrowings from stockholder	690,000	-	690,000
Net cash provided by financing activities	1,190,000	-	1,190,000

Net increase(decrease) in cash	(5,686,116)	-	(5,686,116)

Deconsolidation - Cash	(41,107)	41,107	-

Cash – beginning of period	5,843,323	(41,107)	5,802,216

Cash – end of period	$116,100	$-	$116,100

Supplemental disclosures of cash flow information
Cash paid during the periods for:
Interest	$2,334	$-	$2,334
Income taxes	$-	$-	$-

Non-cash investing and financing activities:
Conversion of convertible notes and interest payables	$10,349,097	$-	$10,349,097
Increase of due to shareholder from expense contribution by shareholder	$988,817	$-	$988,817
Decrease in due to Emblaze One, Inc. by Limitless X due to deconsolidation	$(1,167,011)	$-	$(1,167,011)
Increase in due from Vybe Labs, Inc. by Limitless X due to deconsolidation	$1,356,750	$-	$1,356,750

	(Originally Reported)		(As Restated)
Years Ended December 31,	2022	Adjustments	2022

Cash flows from operating activities:
Net loss from continuing operations including income taxes	$(10,024,006)	$(7,552,391)	$(17,576,397)
Income (loss) from discontinued operations	-	(1,315,644)	(1,315,644)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	5,686	-	5,686
Common stock issued for professional fees	1,117,782	693,311	1,811,093
Changes in assets and liabilities:
Accounts receivables, net	(573,214)	444,080	(129,134)
Holdback receivables	(881,765)	1,043,991	162,226
Inventories	(1,980,800)	1,071,491	(909,309)
Prepaid expenses	-	(8,167)	(8,167)
Other assets	(67,980)	-	(67,980)
Accounts payable and accrued expenses	2,132,656	5,591,450	7,724,106
Refunds payable	6,331	196,323	202,654
Royalty payable	1,114,403	-	1,114,403
Chargebacks payable	17,938	725,705	743,643
Net cash used in operating activities from continuing operations	(9,132,969)	890,149	(8,242,820)
Net cash provided by operating activities from discontinued operations	-	(8,256)	(8,256)
Net cash used in operating activities	(9,132,969)	(881,893)	(8,251,076)

Cash flows from investing activities:
Proceeds from disposition of asset	28,397	-	28,397
Effect of reverse merger	-	34,028	34,028
Net cash used in financing activities	28,397	34,028	62,425

Cash flows from financing activities:
Proceeds from borrowings from stockholder	4,412,028	(937,028)	3,475,000
Proceeds from borrowings from related parties	1,247,011	-	1,247,011
Proceeds from borrowing from convertible debt	9,210,000	(20,000)	9,190,000
Net cash provided by financing activities	14,869,039	(957,028)	13,912,011

Net increase(decrease) in cash	5,764,467	(41,107)	5,723,360

Cash – beginning of period	78,856	-	78,856

Cash – end of period	$5,843,323	$(41,107)	$5,802,216

NOTE 17 – SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred after December 31, 2023. During this period, the Company did not have any material recognizable subsequent events required to be disclosed.

