Form 10-Q
period 2024-09-30
Limitless X Holdings Inc.
filed 2024-12-23
CIK 1803977

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to ___________

Commission file number: 000-56453

LIMITLESS X HOLDINGS INC.

(Exact name of registrant as specified in its charter)

Delaware	81-1034163
(State of Incorporation)	(IRS Employer ID Number)

9777 Wilshire Blvd., #400, Beverly Hills, CA 90212

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

As of December 23, 2024, there were 7,491,061 shares of the registrant’s common stock, $0.0001 par value, issued and outstanding.

i

LIMITLESS X HOLDINGS INC.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

LIMITLESS X HOLDINGS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	September 30,	December 31,
	2024	2023

ASSETS
Current Assets:
Cash	$24,301	$116,100
Accounts receivables, net	24,984	116,888
Inventories	28,434	21,857
Prepaid expenses	-	12,500
Total current assets	77,719	267,345

Non-Current Assets:
Property and equipment, net	27,096	29,410
Other assets	10,985	10,985
Total non-current assets	38,081	40,395

Total assets	$115,800	$307,740

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	$5,151,724	7,318,230
Accrued interest	944,091	531,148
Royalty payable	154,180	-
Refunds and chargeback payable	29,320	62,264
Note payable	35,000	35,000
Notes payable to shareholder	5,144,460	5,152,028
Notes payable to related parties	433,544	80,000
Loan payable	343,934	-
Total current liabilities	12,236,253	13,178,670

Total liabilities	12,236,253	13,178,670

Commitments and contingencies

Preferred Stock B - $0.0001 par value; 30,000,000 authorized shares; 531,356 and 10,349,097 shares issued and outstanding, respectively	1,742,953	16,973,554

Stockholders’ deficit
Preferred Stock A - $0.0001 par value; 30,000,000 authorized shares; 500,000 shares issued and outstanding	50	50
Common Stock- $0.0001 par value; 300,000,000 authorized shares; 7,179,961 shares and 3,977,497 shares issued and outstanding, respectively	719	399
Common stock issuable	15,230,601	-
Additional paid-in-capital	7,995,212	4,793,068
Retained earnings	(37,089,988)	(34,638,001)
Total stockholders’ deficit	(13,863,406)	(29,844,484)

Total liabilities and stockholders’ deficit	$115,800	$307,740

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LIMITLESS X HOLDINGS INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
		2023		2023
	2024	(As Restated)	2024	(As Restated)
Net Revenue
Product sales	607,161	1,047,271	3,024,112	13,893,798
Rentals	-	-	-	15,000
Total net revenue	607,161	1,047,271	3,024,112	13,908,798

Cost of Revenue
Cost of revenue	154,287	669,539	797,565	7,179,430
Total cost of sales	154,287	669,539	797,565	7,179,430

Gross profit	452,874	377,732	2,226,547	6,729,368

Operating expenses:
General and administrative	7,888	31,883	252,642	1,042,436
Advertising and marketing	542,081	611,799	1,939,391	14,466,470
Stock compensation for services	-	-	-	141,020
Professional fees	46,732	91,093	616,459	1,211,211
Payroll and payroll taxes	358,250	859,511	1,345,835	2,931,357
Rent	-	37,609	69,389	123,401
Bad debt	-	-	-	342,539
Consulting fees, related party	-	-	-	10,000
Total operating expenses	954,951	1,631,895	4,223,716	20,268,434

Loss from operations	(502,077)	(1,254,163)	(1,997,169)	(13,539,066)

Other income (expense)
Interest expense	(194,063)	(275,856)	(420,868)	(731,616)
Other income	-	-	7,902	-
Other expense	(15,000)	(132,000)	(7,825)	(162,000)
Loss on debt settlement	(15,445)	-	(33,112)	-
Gain on disposal of assets	-	-	-	-
Total other income (expense), net	(224,508)	(407,856)	(453,903)	(893,616)

Net loss from continuing operations	(726,585)	(1,662,019)	(2,451,072)	(14,432,682)

Loss from discontinued operations	-	(43,201)	-	(1,854)

Loss before income tax provision	(726,585)	(1,705,220)	(2,451,072)	(14,434,536)

Income tax provision	-	(48)	915	-

Net loss	$(726,585)	$(1,705,172)	$(2,451,987)	$(14,434,536)

Earnings (Loss) Per Share:
Net loss per common share - basic and diluted - continued	$(0.17)	$(0.42)	$(0.61)	$(3.65)
Net loss per common share - basic and diluted - discontinued	$-	$(0.01)	$-	$(0.00)
Total	$(0.17)	$(0.43)	$(0.61)	$(3.65)

Weighted average number of common shares	4,187,747	3,977,497	4,048,092	3,950,911

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LIMITLESS X HOLDINGS INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

							Common Stock		Additional		Total
	Preferred Stock B		Preferred Stock A		Common Stock		Issuable		Pain-In	Retained	Stockholder’s
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Equity

Balance at December 31, 2023 (restated)	10,349,097	$16,973,554	500,000	$50	3,977,497	$399	-	$-	$4,793,068	$(34,638,001)	$(29,844,484)

Conversion of Preferred Stock B to common stock	(9,817,741)	(15,230,601)	-	-	-	-	311,100	15,230,601	-	-	15,230,601

Conversion of accrued wages to common stock	-	-	-	-	3,202,464	320	-	-	3,202,144	-	3,202,464

Net loss	-	-	-	-	-	-	-	-	-	(2,451,987)	(2,451,987)

Balance at September 30, 2024	531,356	$1,742,953	500,000	$50	7,179,961	$719	311,100	$15,230,601	$7,995,212	$(37,089,988)	$(13,863,406)

Balance at June 30, 2024 (restated)	10,349,097	$16,973,554	500,000	$50	3,977,497	$399	-	$-	$4,793,068	$(36,363,403)	$(31,569,886)

Conversion of Preferred Stock B to common stock	(9,817,741)	(15,230,601)	-	-	-	-	311,100	15,230,601	-	-	15,230,601

Conversion of accrued wages to common stock	-	-	-	-	3,202,464	320	-	-	3,202,144	-	3,202,464

Net loss	-	-	-	-	-	-	-	-	-	(726,585)	(726,585)

Balance at September 30, 2024	531,356	$1,742,953	500,000	$50	7,179,961	$719	311,100	$15,230,601	$7,995,212	$(37,089,988)	$(13,863,406)

	Preferred Stock B		Preferred Stock A		Common Stock		Common Stock Issuable		Additional Pain-In	Retained	Total Stockholder’s
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Equity

Balance at December 31, 2022 (restated)	-	$-	500,000	$50	3,929,834	$394	47,663	$693,311	$2,966,162	$(20,762,523)	$(17,102,606)

Issuance of common stock	-	-	-	-	47,663	5	(47,663)	(693,311)	693,306	-	-

Vybe deconsolidation	-	-	-	-	-	-	-	-	1,133,600	-	1,133,600

Net loss	-	-	-	-	-	-	-	-	-	(14,434,536)	(14,434,536)

Balance at September 30, 2023	-	$-	500,000	$50	3,976,998	$399	-	$-	$4,793,068	$(35,197,059)	$(30,403,542)

Balance at June 30, 2023 (restated)	-	$-	500,000	$50	3,976,998	$399	-	$-	$4,793,068	$(33,491,887)	(28,698,370)

Net loss	-	-	-	-	-	-	-	-	-	(1,705,172)	(1,705,172)

Balance at September 30, 2023	-	$-	500,000	$50	3,976,998	$399	-	$-	$4,793,068	$(35,197,059)	$(30,403,542)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LIMITLESS X HOLDINGS INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
		2023
Years Ended December 31,	2024	(As Restated)

Cash flows from operating activities:
Net loss from continuing operations	$(2,451,987)	$(14,432,682)
Income (loss) from discontinued operations	-	(1,854)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	2,314	3,334
Changes in assets and liabilities:
Accounts receivables, net	91,904	192,121
Inventories	(6,577)	609,219
Prepaid expenses	12,500	-
Other assets	-	21,783
Accounts payable and accrued expenses	1,448,901	5,413,679
Royalty payable	154,180	398,149
Refunds and chargeback payable	(32,944)	84,095
Net cash used in operating activities from continuing operations	(781,709)	(7,712,156)
Net cash provided by operating activities from discontinued operations	-	8,256
Net cash used in operating activities	(781,709)	(7,703,900)

Cash flows from investing activities:
Purchases of equipment	-	(1,604)
Net cash used in investing activities	-	(1,604)

Cash flows from financing activities:
Proceeds from convertible debt	-	500,000
Proceeds from borrowings from stockholder	20,025	1,488,817
Proceeds from loan payable	343,934	-
Proceeds from borrowings from related parties	353,544	-
Net cash provided by financing activities	717,503	1,988,817

Net increase(decrease) in cash	(91,799)	(5,716,687)

Cash – beginning of period	116,100	5,802,216

Cash – end of period	$24,301	$85,529

Supplemental disclosures of cash flow information Cash paid during the periods for:
Interest	$2,334	$2,334
Income taxes	$-	$-

Non-cash investing and financing activities:
Conversion of Preferred Class B shares to common stock	$15,230,601	$-
Conversion of accrued wages to Common Stock	$3,202,464	$-
Decrease in due to Emblaze One, Inc. by Limitless X due to deconsolidation	$-	$(1,167,011)
Increase in due from Vybe Labs, Inc. by Limitless X due to deconsolidation	$-	$1,133,600

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LIMITLESS X HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND HISTORY

On May 11, 2022, Bio Lab Naturals, Inc., a Delaware corporation (“Bio Lab”), entered into a Share Exchange Agreement (the “Share Exchange Agreement”) with Limitless X, Inc., a Nevada corporation (“LimitlessX”), and its 11 shareholders (the “LimitlessX Acquisition”). The parties completed and closed the LimitlessX Acquisition on May 20, 2022 by issuing an aggregate of 3,233,334 shares of common stock of Bio Lab to the LimitlessX shareholders (the “Acquisition Closing”). According to the terms of the Share Exchange Agreement, Bio Lab then issued an additional 300,000 shares of common stock to the LimitlessX shareholders pro rata to their interests approximately nine months from the Acquisition Closing as part of the LimitlessX Acquisition. Concurrently with the LimitlessX Acquisition, Jaspreet Mathur, the founder and principal shareholder of LimitlessX, also purchased from Helion Holdings LLC, 500,000 shares of Bio Lab’s Class A Preferred Convertible Stock, which at all times have a number of votes equal to 60% of all of the issued and outstanding shares of common stock of Bio Lab.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited interim consolidated financial statements as of and for the three and nine months ended September 30, 2024 and 2023 have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q. Accordingly, they do not include all of the information and notes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. All intercompany balances and transactions have been eliminated in consolidation. Operating results for the three and nine months ended September 30, 2024 are not necessarily indicative of the results that may be expected for any future periods or the year ending December 31, 2024. The accompanying unaudited consolidated financial statements should be read in conjunction with the Company’s 2023 Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on April 18, 2024.

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company had an accumulated deficit of approximately $37 million at September 30, 2024, and had a net loss of $0.7 million and $2.5 million for the three and nine months ended September 30, 2024, respectively, and net cash used in operating activities of $0.8 million the nine months ended September 30, 2024. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

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

Advertising and Marketing

Advertising and marketing costs are charged to expense as incurred. Advertising and marketing costs were approximately $1,939,391 and $14,466,470 for the nine months ended September 30, 2024 and 2023, respectively, and $542,081 and $611,799 for the three months ended September 30, 2024 and 2023, respectively, and are included in operating expenses in the accompanying statements of operations.

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

Service revenue consists of digital marketing revenue. Revenue related to digital marketing is recognized over time as services are provided to the customer. The Company sells digital marketing, digital and print design, social media marketing, and direct-to-consumer marketing and thus uses standalone selling prices as the basis for revenue. Payment for digital marketing services is typically received at the point when control transfers to the customer or in accordance with payment terms customary to the business. There was no deferred revenue related to services revenue as of September 30, 2024 and December 31, 2023.

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

Earnings (Loss) per Share

The Company calculates earnings per share in accordance with Financial Accounting Standards Board (“FASB”) ASC 260, Earnings Per Share, which requires a dual presentation of basic and diluted earnings per share. Basic earnings per share (“EPS”) is computed by dividing earnings (losses) attributable to common shareholders by the weighted average number of common shares outstanding for the periods. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The Company had a loss for the three and nine months ended September 30, 2024 and 2023.

Equity Based Payments

The Company accounts for equity-based payment accruals under authoritative guidance as set forth in the Topics of the ASC. The guidance requires all equity-based payments to employees and non-employees, including grants of employee and non-employee stock options and warrants, to be recognized in the consolidated financial statements based at their fair values. The Company applies the provisions of ASC 718, “Compensation - Stock Compensation,” using a modified prospective application, and the Black-Scholes model to value stock options. Under this application, the Company records compensation expense for all awards granted. Compensation costs will be recognized over the period that an employee provides service in exchange for the award. During the three and nine months ended September 30, 2024 and 2023, the Company granted no securities under its 2020 Stock Incentive Plan, 2022 Restricted Stock Plan, and 2022 Stock Option Plan.

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

The Company purchases inventories from a few suppliers, and the Company’s one largest supplier accounted for 100% and 99% of total purchases for the three and nine months ended September 30, 2024 and 2023, respectively.

Operating Lease

In accordance with ASC 842, Leases, the Company determines whether an arrangement contains a lease at inception. A lease is a contract that provides the right to control an identified asset for a period of time in exchange for consideration. For identified leases, the Company determines whether it should be classified as an operating or finance lease. Operating leases are recorded in the balance sheet as: right-of-use asset (“ROU asset”) and operating lease liability. ROU asset represents the Company’s right to use an underlying asset for the lease term and lease liability represents the Company’s obligation to make lease payments arising from the lease. ROU assets and operating lease liabilities are recognized at the commencement date of the lease and measured based on the present value of lease payments over the lease term. The ROU asset also includes deferred rent liabilities. The Company’s lease arrangements generally do not provide an implicit interest rate. As a result, in such situations the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The Company includes options to extend or terminate the lease when it is reasonably certain that it will exercise that option in the measurement of its ROU asset and liability. Lease expense for the operating lease is recognized on a straight-line basis over the lease term. The Company has month-to-month lease as of September 30, 2024.

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

NOTE 3 – RESTATEMENT

The Company filed amended Form 10-K/A for the years ended December 31, 2023 and 2022, filed on December 3, 2024. The restatement adjustments for the year ended December 31, 2022 and 2023 had impact as of September 30, 2023 and for the three and nine months ended September 30, 2023.

A reconciliation from the amounts previously reported for the affected periods to the restated amounts in the restated consolidated financial statements is provided for the impacted financial statement line items below for the consolidated balance sheets as of September 30, 2023 and for the three and nine months ended September 30, 2023. The amounts labeled “Restatement” represent the effects of the restatement adjustments.

Adjustment 1	The Company recorded holdback receivables of $1,043,900 as of December 31, 2022. The amount was deemed uncollectible, and an adjustment was made to write-off the balance as of December 31, 2022. The balance was reversed in 2023. The adjustment was credit bad debt expense and debit beginning retained earnings as of September 30, 2023.

Adjustment 2	The Company wrote-off inventories of $2,633,897 as of December 31, 2022. The adjustment was made to cost of revenue. The balance was reversed in 2023. The adjustment was credit cost of revenue and debit beginning retained earnings as of September 30, 2023.

Adjustment 3	The Company wrote off inventory balance of $312,740 as of December 31, 2022 due to lower-cost or market adjustment. The adjustment was made to cost of revenue. The balance was reversed in 2023. The adjustment was credit cost of revenue and debit beginning retained earnings as of September 30, 2023.

Adjustment 4	The Company recorded payroll liability as of December 31, 2022 in the amount of $706,902. The adjustment was made to payroll and payroll taxes. The balance was reversed in 2023. The adjustment was credit payroll and payroll tax expense and debit beginning retained earnings as of September 30, 2023.

Adjustment 5	The Company recorded additional advertising and marketing liabilities as of December 31, 2022 in the amount of $4,874,232. The adjustment was made to advertising and marketing expenses of $4,874,232. The balance was reversed in 2023. The adjustment was credit advertising and marketing expense and debit beginning retained earnings as of September 30, 2023.

Adjustment 6	The Company netted service revenue with related marketing expenses for the nine months ended September 30, 2023 in the amount of $4,058,818 and for the three months ended September 30, 2023 in the amount of $1,261,814.

Adjustment 7	The Company classified Vybe subsidiary’s profit and loss for the year ended December 31, 2023 as net loss from discontinued operations.

Adjustment 8	The Company recorded shares issued for services in the amount of $693,311 for the year ended December 31, 2022. The adjustment was made to compensation expense. The balance was reversed in 2023.

Adjustment 9	The Company recorded gain from deconsolidation of Vybe of $241,365 and loss on debt settlement between Vybe and Limitless X of $142,551 as additional paid in contribution due to related party transactions which netted to $98,814.

Adjustment 10	The Company wrote-off accounts receivables deemed uncollectable as of December 31, 2022 in the amount of $478,108. The amount was reversed in 2023.

Adjustment 11	The Company wrote-off inventories of $2,633,897 as of December 31, 2022. The adjustment was made to cost of revenue. The amount related to Vybe was reversed in the amount of $855,276 for the year ended December 31, 2023.

Adjustment 12	The Company adjusted intercompany gain on deconsolidation in the amount of $197,268. The credit was to additional paid in capital and debit to bad debt expense.

Adjustment 13	The Company reclassified transaction fees, merchant fees, royalty fees to cost of revenue for the three and nine months ended September 30, 2024.

Adjustment 14	The Company wrote-off holdback receivables as of September 30, 2023 and June 30, 2023 brining to none as of September 30, 2023 and June 30, 2023.

The changes in our consolidated financial statements are summarized below.

Limitless X Holdings, Inc.

Consolidated Balance Sheets

	(Previously
September 30, 2023	Reported)	Restatement	(As Restated)

ASSETS
Current Assets:
Cash	$85,529	$-	$85,529
Accounts receivables, net	225,484	-	225,484
Holdback receivables, net	2,350,060	(2,350,060)	-
Inventories	2,391,451	(2,091,361)	300,090
Due to related parties	2,514	-	2,514
Total current assets	5,055,038	(4,441,421)	613,617

Non-Current Assets:
Property and equipment, net	30,526	-	30,526
Other assets	57,182	-	57,182
Total non-current assets	87,708	-	87,708

Total assets	$5,142,746	$(4,441,421)	$701,325

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	$7,836,967	5,581,134	13,418,101
Royalty payable	1,512,552	-	1,512,552
Refunds and chargeback payable	416,313	-	416,313
Income	17,056	-	17,056
Note payable	35,000	-	35,000
Convertible notes payable	9,675,000	-	9,675,000
Notes payable to shareholder	5,950,845	-	5,950,845
Notes payable to related parties	80,000	-	80,000
Total current liabilities	25,523,733	5,581,134	31,104,867

Total liabilities	25,523,733	5,581,134	31,104,867

Commitments and contingencies

Stockholders’ deficit
Preferred Stock A - $0.0001 par value; 30,000,000 authorized shares; 500,000 shares issued and outstanding	50	-	50
Common Stock- $0.0001 par value; 300,000,000 authorized shares; 3,977,497 shares and 3,929,834 shares issued and outstanding, respectively	399	-	399
Additional paid-in-capital	3,107,177	1,685,891	4,793,068
Retained earnings	(23,488,613)	(11,708,446)	(35,197,059)
Total stockholders’ deficit	(20,380,987)	(10,022,555)	(30,403,542)

Total liabilities and stockholders’ deficit	$5,142,746	$(4,441,421)	$701,325

Limitless X Holdings, Inc.

Consolidated Statements of Operations

Three Months Ended September 30, 2023

	Three Months Ended September 30, 2023
	(Previously
	Reported)	Restatement	(As Restated)

Net Revenue
Product sales	1,005,924	41,347	1,047,271
Service revenue	1,261,814	(1,261,814)	-
Rentals	-	-	-
Total net revenue	2,267,738	(1,220,467)	1,047,271

Cost of Revenue
Cost of revenue	644,365	25,174	669,539
Total cost of sales	644,365	25,174	669,539

Gross profit	1,623,373	(1,245,641)	377,732

Operating expenses:
General and administrative	(1,129)	33,012	31,883
Advertising and marketing	1,873,612	(1,261,813)	611,799
Transaction fees	75,050	(75,050)	-
Merchant fees	41,370	(41,370)	-
Royalty fees	18,324	(18,324)	-
Professional fees	91,642	(549)	91,093
Payroll and payroll taxes	859,512	(1)	859,511
Rent	37,609	-	37,609
Total operating expenses	2,995,990	(1,364,095)	1,631,895

Loss from operations	(1,372,617)	118,454	(1,254,163)

Other income (expense)
Interest expense	(275,856)	-	(275,856)
Other expense	(132,000)	-	(132,000)
Total other income (expense), net	(407,856)	-	(407,856)

Net loss from continuing operations	(1,780,473)	118,454	(1,662,019)

Loss from discontinued operations	-	(43,201)	(43,201)

Loss before income tax provision	(1,780,473)	75,253	(1,705,220)

Income tax provision	(48)	-	(48)

Net loss	$(1,780,425)	$75,253	$(1,705,172)

Earnings (Loss) Per Share:
Net loss per common share - basic and diluted - continued	$(0.45)	$0.02	$(0.42)
Net loss per common share - basic and diluted - discontinued	$-	$(0.01)	$(0.01)
Total	$(0.45)	$0.01	$(0.43)

Weighted average number of common shares	3,977,497	3,977,497	3,977,497

Limitless X Holdings, Inc.

Consolidated Statements of Operations

Nine Months Ended September 30, 2023

	Nine Months Ended September 30, 2023
	(Previously
	Reported)	Restatement	(As Restated)

Net Revenue
Product sales	13,852,451	41,347	13,893,798
Service revenue	4,058,818	(4,058,818)	-
Rentals	15,000	-	15,000
Total net revenue	17,926,269	(4,017,471)	13,908,798

Cost of Revenue
Cost of revenue	3,717,216	3,462,214	7,179,430
Total cost of sales	3,717,216	3,462,214	7,179,430

Gross profit	14,209,053	(7,479,685)	6,729,368

Operating expenses:
General and administrative	1,051,630	(9,194)	1,042,436
Advertising and marketing	18,525,288	(4,058,818)	14,466,470
Stock compensation for services	141,020	-	141,020
Transaction fees	1,159,896	(1,159,896)	-
Merchant fees	1,098,648	(1,098,648)	-
Royalty fees	398,149	(398,149)	-
Professional fees	1,211,759	(548)	1,211,211
Payroll and payroll taxes	2,931,357	-	2,931,357
Rent	123,401	-	123,401
Bad debt expense	232,374	110,165	342,539
Consulting fees, related party	10,000	-	10,000
Total operating expenses	26,883,522	(6,615,088)	20,268,434

Loss from operations	(12,674,469)	(864,597)	(13,539,066)

Other income (expense)
Interest expense	(731,616)	-	(731,616)
Other expense	(162,000)	-	(162,000)
Loss on debt settlement	(142,551)	142,551	-
Total other income (expense), net	(1,036,167)	142,551	(893,616)

Net loss from continuing operations	(13,710,636)	(722,046)	(14,432,682)

Loss from discontinued operations	-	(1,854)	(1,854)

Loss before income tax provision	(13,710,636)	(723,900)	(14,434,536)

Income tax provision	-	-	-

Net loss before gain or loss on deconsolidation of subsidiary	(13,710,636)	(723,900)	(14,434,536)

Gain on deconsolidation of subsidiary	241,365	(241,365)	-

Net loss	$(13,469,271)	$(965,265)	$(14,434,536)

Earnings (Loss) Per Share:
Net loss per common share - basic and diluted - continued	$(3.47)	$(0.18)	$(3.65)
Net loss per common share - basic and diluted - discontinued	$-	$(0.00)	$(0.00)
Total	$(3.47)	$(0.18)	$(3.65)

Weighted average number of common shares	3,950,911	3,950,911	3,950,911

Limitless X Holdings, Inc.

Consolidated Statements of Cash Flows

Nine Months Ended September 30, 2023

	Nine Months Ended September 30, 2023
	(Previously
	Reported)	Restatement	(As Restated)

Cash flows from operating activities:
Net loss from continuing operations	$(13,469,271)	$(963,411)	$(14,432,682)
Income (loss) from discontinued operations	-	(1,854)	(1,854)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	3,334	-	3,334
Common stock issued for professional services	141,020	(141,020)	-
Loss on settlement of debt	142,551	(142,551)	-
Gain on deconsolidation of subsidiary	(241,365)	241,365	-
Changes in assets and liabilities:
Accounts receivables, net	192,121	-	192,121
Holdback receivables	(1,306,069)	1,306,069	-
Inventories	868,324	(259,105)	609,219
Due from related party	(2,514)	2,514	-
Other assets	21,783	-	21,783
Accounts payable and accrued expenses	5,463,942	(50,263)	5,413,679
Refunds and chargeback payable	84,095	-	84,095
Royalty payable	398,149	-	398,149
Net cash used in operating activities from continuing operations	(7,703,900)	(8,256)	(7,712,156)
Net cash provided by operating activities from discontinued operations	-	8,256	8,256
Net cash used in operating activities	(7,703,900)	-	(7,703,900)

Cash flows from investing activities:
Purchases of equipment	(1,604)	-	(1,604)
Net cash used in financing activities	(1,604)	-	(1,604)

Cash flows from financing activities:
Proceeds from convertible debt	500,000	-	500,000
Proceeds from borrowings from stockholder	1,488,817	-	1,488,817
Net cash provided by financing activities	1,988,817	-	1,988,817

Net increase(decrease) in cash	(5,716,687)	-	(5,716,687)

Deconsolidation - cash	(41,107)	41,107	-

Cash – beginning of period	5,843,323	(41,107)	5,802,216

Cash – end of period	$85,529	$-	$85,529

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	September 30,	December 31,
	2024	2023

Machinery and equipment	$39,068	$39,068
Total	39,068	39,068

Less: accumulated depreciation	(11,972)	(9,658)

Total equipment, net	$27,096	$29,410

Depreciation expense for the three months ended September 30, 2024 and 2023 was $1,116 and $1,117, respectively, and $2,312 and $3,334 for the nine months ended September 30, 2024 and 2023, respectively.

NOTE 5 – ROYALTY PAYABLES

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

NOTE 6 – NOTE PAYABLE

On March 1, 2021, an individual loaned Prime Time Live, Inc. $35,000 in exchange for an unsecured promissory note, with interest at a rate of 10% per annum, and a maturity date of March 1, 2022, which was then extended to May 31, 2023. Interest is due and payable on the first day of each month. As of September 30, 2024 and December 31, 2023, the balance was $35,000.

NOTE 7 – NOTES PAYABLE TO SHAREHOLDER

Notes payable to shareholders consisted of the following:

	September 30,	December 31,
	2024	2023

December 6, 2021 ($50,000)	$50,000	$50,000
February 11, 2022 ($150,000)	150,000	150,000
May 8, 2022 ($550,000)	550,000	550,000
May 16, 2022 ($1,100,000)	1,100,000	1,100,000
May 18, 2022 ($450,000)	450,000	450,000
June 1, 2022 ($500,000)	500,000	500,000
June 30, 2022 ($922,028)	922,028	922,028
August 25, 2022 ($290,000)	290,000	290,000
November 15, 2022 ($450,000)	450,000	450,000
May 16, 2023 ($150,000)	150,000	150,000
May 18, 2023 ($50,000)	50,000	50,000
June 5, 2023 ($150,000)	150,000	150,000
June 20, 2023 ($50,000) – Funding Commitment	50,000	50,000
July 13, 2023 ($50,000) – Funding Commitment	50,000	50,000
August 1, 2023 ($190,000) – Funding Commitment	190,000	190,000
August 7, 2023 ($50,000) – Funding Commitment	42,432	50,000
Total notes payable to stockholder (current)	$5,144,460	$5,152,028

December 6, 2021 – $50,000

On December 6, 2021, the Company entered into a Loan Authorization and Agreement for a loan of $50,000 from a shareholder, the proceeds of which were used to be used for working capital purposes. As September 30, 2024 and December 31, 2023, the principal balance was $50,000 and $50,000, respectively. Beginning on June 1, 2022, the loan required a payment of $4,303 per month, which included principal and interest with an interest rate of 6 % per annum. The total balance of principal and interest of $51,640 was due on May 1, 2023.

February 11, 2022 – $150,000

On February 11, 2022, the Company entered into a Loan Authorization and Agreement for a loan of $150,000 from a shareholder, the proceeds of which were to be used for working capital purposes. As of September 30, 2024 and December 31, 2023, the principal balance was $150,000 and $150,000, respectively. Beginning on June 1, 2022, the loan required a payment of $12,910 per month, which included principal and interest with an interest rate of 6% per annum. The total balance of principal and interest of $154,920 was due on May 1, 2023.

May 8, 2022 – $550,000

On May 8, 2022, the Company entered into a Loan Authorization and Agreement for a loan of $550,000 from a shareholder, the proceeds of which were to be used for working capital purposes. As of September 30, 2024 and December 31, 2023, the principal balance was $550,000 and $550,000, respectively. Beginning on June 1, 2022, the loan required a payment of $47,337 per month, which included principal and interest with an interest rate of 6% per annum. The total balance of principal and interest of $568,038 was due on May 1, 2023.

May 16, 2022 – $1,100,000

On May 16, 2022, the Company entered into a Loan Authorization and Agreement for a loan of $1,100,000 from a shareholder, the proceeds of which were to be used for working capital purposes. As of September 30, 2024 and December 31, 2023, the principal balance was $1,100,000 and $1,100,000, respectively. Interest began accruing at the rate of 8.5% per annum on June 17, 2022 and was due on May 16, 2023.

May 18, 2022 – $450,000

On May 18, 2022, the Company entered into a Loan Authorization and Agreement for a loan of $450,000 from a shareholder, the proceeds of which were to be used for working capital purposes. As of September 30, 2024 and December 31, 2023, the principal balance was $450,000 and $450,000, respectively. Interest began accruing at the rate of 8.5% per annum on June 19, 2022 and was due on May 18, 2023.

June 1, 2022 – $500,000

On June 1, 2022, the Company entered into a Loan Authorization and Agreement for a loan of $500,000 from a shareholder, the proceeds of which were to be used for working capital purposes. As of September 30, 2024 and December 31, 2023, the principal balance was $500,000 and $500,000, respectively. Beginning on August 1, 2022, the loan required a payment of $43,494 per month, which included principal and interest with an interest rate of 8% per annum. The total balance of principal and interest of $521,931 was due on July 1, 2023.

June 30, 2022 – $922,028

On September 30, 2022, the Company entered into a Loan Authorization and Agreement for a loan of $922,028 from a shareholder, the proceeds of which were to be used for working capital purposes. As of September 30, 2024 and December 31, 2023, the principal balance was $922,028 and $922,028, respectively. Beginning on August 1, 2022, the loan required a payment of $80,206 per month, which included principal and interest with an interest rate of 8% per annum. The total balance of principal and interest of $962,469 was due on August 1, 2023.

August 25, 2022 – $290,000

On August 25, 2022, the Company entered into a Loan Authorization Agreement for a loan of $290,000 from a shareholder, the proceeds of which were to be used for working capital purposes. The loan has an interest rate of 10% per annum and is due on demand. As of September 30, 2024 and December 31, 2023, the principal balance was $290,000 and $290,000, respectively.

November 15, 2022 – $450,000

On November 15, 2022, the Company entered into a Loan Authorization and Agreement for a loan of $450,000 from a shareholder, the proceeds of which were to be used for working capital purposes. The loan has an interest rate of 10% per annum and is due on demand. As of September 30, 2024 and December 31, 2023, the principal balance was $450,000 and $450,000, respectively.

May 16, 2023 – $150,000

On May 16, 2023, the Company entered into a Loan Authorization and Agreement for a loan of $150,000 from a shareholder, the proceeds of which were to be used for working capital purposes. The loan has an interest rate of 10% per annum and is due on demand. As of September 30, 2024 and December 31, 2023, the principal balance was $150,000.

May 18, 2023 – $50,000

On May 18, 2023, the Company entered into a Loan Authorization and Agreement for a loan of $50,000 from a shareholder, the proceeds of which were to be used for working capital purposes. The loan has an interest rate of 10% per annum and is due on demand. As of September 30, 2024 and December 31, 2023, the principal balance was $50,000.

June 5, 2023 – $150,000

On June 5, 2023, the Company entered into a Loan Authorization and Agreement for a loan of $150,000 from a shareholder, the proceeds of which were to be used for working capital purposes. The loan has an interest rate of 10% per annum and is due on demand. As of September 30, 2024 and December 31, 2023, the principal balance was $150,000.

Funding Commitment Agreement

On June 3, 2023, the Company entered into a Funding Commitment Agreement (the “Funding Commitment”) with its Chief Executive Officer and Chairman of the Board of Directors, Jaspreet Mathur, wherein Mr. Mathur committed to provide up to $1,000,000 of working capital to the Company over the next three months. Mr. Mathur agreed to the Funding Commitment in exchange for a one year convertible promissory note for each drawdown amount advanced to the Company with an annual interest rate of 10% and a balloon payment of principal and interest due at maturity, unless Mr. Mathur elects to convert the outstanding principal and interest into Class B Preferred Stock of the Company at the conversion price of $1.50 per share; provided, however, Mr. Mathur may only covert each note within the term of the Funding Commitment, in the event of the occurrence of the earlier of a public offering of securities of the Company pursuant to a registration statement filed with the SEC and declared effective pursuant to the Securities Act of 1933, upon completion of which the Company has a class of stock registered under the Securities Exchange Act of 1934 and that stock is listed on a national stock exchange, or a liquidation, merger, acquisition, sale of voting control or sale of substantially all of the assets of the Company in which the shareholders of the Company do not own a majority of the outstanding shares of the surviving corporation. For the avoidance of doubt, a national stock exchange includes Nasdaq, NYSE, and NYSE American, but excludes any over-the-counter quotation systems or trading platforms. The balance of the Funding Commitment are as follows:

	September 30,	December 31,
	2024	2023

June 20, 2023 ($50,000)	$50,000	$50,000
July 13, 2023 ($50,000)	50,000	50,000
August 1, 2023 ($190,000)	190,000	190,000
August 7, 2023 ($50,000 original)	42,432	50,000

Total notes payable to related parties (current)	$332,432	$340,000

As of September 30, 2024 and December 31, 2023, the balance of the Funding Commitment was $332,432 and $340,000, respectively.

NOTE 8 – NOTES PAYABLE TO RELATED PARTIES

Notes payable to related parties consisted of the following:

	September 30,	December 31,
	2024	2023

May 10, 2022 ($12,500)	$12,500	$12,500
May 10, 2022 ($12,500)	12,500	12,500
May 10, 2022 ($20,000)	20,000	20,000
May 31, 2022 ($5,000)	5,000	5,000
May 31, 2022 ($15,000)	15,000	15,000
June 9, 2022 ($15,000)	15,000	15,000
March 12. 2024 ($20,000)	20,000	-
March 15, 2024 ($419,428)	189,376	-
March 27, 2024 ($100,000)	100,000	-
June 30, 2024 ($44,168)	44,168

Total notes payable to related parties (current)	$433,544	$80,000

May 10, 2022 - $12,500

On May 10, 2022, a related party of the Company loaned Prime Time Live, Inc. $12,500 in exchange for a promissory note that includes interest at the rate of 10% per annum on the unpaid principal balance, with all unpaid principal and interest due on or before May 10, 2023. Interest began accruing on May 10, 2022. As of September 30, 2024 and December 31, 2023, the principal balance was $12,500 and $12,500, respectively.

May 10, 2022 - $12,500

On May 10, 2022, a related party of the Company loaned Prime Time Live, Inc. $12,500 in exchange for a promissory note that includes interest at the rate of 10% per annum on the unpaid principal balance with all unpaid principal and interest due on or before May 10, 2023. Interest began accruing on May 10, 2022. As of September 30, 2024 and December 31, 2023, the principal balance was $12,500 and $12,500, respectively.

May 10, 2022 - $20,000

On May 10, 2022, a related party of the Company loaned Prime Time Live, Inc. $20,000 in exchange for a promissory note that included interest at the rate of 10% per annum on the unpaid principal balance with all unpaid principal and interest due on or before May 10, 2023. Interest began accruing on May 10, 2022. As of September 30, 2024 and December 31, 2023, the principal balance was $20,000 and $20,000, respectively.

May 31, 2022 - $5,000

On May 31, 2022, a related party of the Company loaned Prime Time Live, Inc. $5,000 in exchange for a promissory note that included interest at the rate of 10% per annum on the unpaid principal balance with all unpaid principal and interest due on or before May 31, 2023. Interest began accruing on May 31, 2022. As of September 30, 2024 and December 31, 2023, the principal balance was $5,000 and $5,000, respectively.

May 31, 2022 - $15,000

On May 31, 2022, a related party of the Company loaned Prime Time Live, Inc. $15,000 in exchange for a promissory note that included interest at the rate of 10% per annum on the unpaid principal balance with all unpaid principal and interest due on or before May 31, 2023. Interest began accruing on May 31, 2022. As of September 30, 2024 and December 31, 2023, the principal balance was $15,000 and $15,000, respectively.

June 9, 2022 - $15,000

On May 10, 2022, a related party of the Company loaned Prime Time Live, Inc. $15,000 in exchange for a promissory note that included interest at the rate of 10% per annum on the unpaid principal balance with all unpaid principal and interest due on or before May 10, 2023. Interest began accruing on May 10, 2022. As of September 30, 2024 and December 31, 2023, the principal balance was $15,000 and $15,000, respectively.

March 12, 2024 - $20,000

On March 12, 2024, EM1 Capital, a company owned by the shareholder of the company, a related party, provided $20,000 as a loan that includes interest at the rate of 10% per annum on the unpaid principal balance, with all unpaid principal and interest due on demand.

March 15, 2024 - $419,428

On March 12, 2024, Emblaze One, a company owned by the shareholder of the company, a related party, provided $419,428 as a loan that includes interest at the rate of 10% per annum on the unpaid principal balance, with all unpaid principal and interest due on demand. The balance was $189,376 as of September 30, 2024.

March 27, 2024 - $100,000

On March 12, 2024, EM1 Capital, a company owned by the shareholder of the company, a related party, provided $100,000 as a loan that includes interest at the rate of 10% per annum on the unpaid principal balance, with all unpaid principal and interest due on demand.

June 30, 2024 - $44,168

On September 30, 2024, EM1 Capital, a company owned by the shareholder of the company, a related party, provided $44,168 as a loan that includes interest at the rate of 10% per annum on the unpaid principal balance, with all unpaid principal and interest due on demand.

NOTE 9 – LOAN PAYABLE

The Company entered into a loan payable agreement in July 2024 in the amount of $360,000 with a lender. The loan has interest rate of 15.51% per annum. The loan is an fully amortizable loan with maturity of 18 months. The loan is secured by the Company’s merchant account receivables.

NOTE 10 – STOCKHOLDERS’ DEFICIT

Common Stock

As of September 30, 2024 and December 31, 2023, the Company has 300,000,000 authorized shares of common stock par value $0.0001 per share. As of September 30, 2024 and December 31, 2023, there was a total of 7,179,961 and 3,977,497 shares issued and outstanding, respectively.

Preferred Stock

As of September 30, 2024 and December 31, 2023, the Company has authorized 30,000,000 shares of preferred stock, 500,000 shares of which were designated as Class A Convertible Preferred Stock (“Class A Preferred Stock”). and 11,000,000 shares of which were designated as Class B Convertible Preferred Stock.

Class A Convertible Stock

As of September 30, 2024 and December 31, 2023, there were a total of 500,000 shares of Class A Preferred Stock issued and outstanding. The Class A Preferred Stock, when voting as a single class, has the votes of at least 60% of the voting power of the Company. Further, the holder of the Class A Preferred Stock can convert one share of Class A Preferred Stock into two shares of the Company’s common stock, subject to adjustment. In addition, the holder of the Class A Preferred Stock is entitled to a liquidation preference of the Company senior to all other securities of the Company.

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

In September 2024, approximately 9,817,741 Class B Convertible Stock was converted into common stock in accordance with the terms of the agreement. As a result, the Company recorded 311,100 common shares which was classified as common stock issuable as of September 30, 2024 as these shares were issued in October 2024. The conversion to common stock resulted in reduction of Clas B Preferred Stock amount of $15,230,601 and recorded increase in common stock issuable amount of $15,230,601 as of September 30, 2024. As of September 30, 2024, the Company had 531,356 Class B Convertible Stock.

NOTE 11 – EQUITY BASED PAYMENTS

The Company accounts for equity-based payment accruals under authoritative guidance as set forth in the Topics of the ASC. The guidance requires all equity-based payments to employees and non-employees, including grants of employee and non-employee stock options and warrants, to be recognized in the consolidated financial statements based at their fair values.

Stock Incentive Plans

Effective January 15, 2020, the Company adopted its 2020 Stock Option and Award Plan (the “2020 Stock Incentive Plan”). A total of 2,222 shares of the Company’s common stock were reserved for the 2020 Stock Incentive Plan. As of September 30, 2024, there were no grants made under the 2020 Stock Incentive Plan. On May 4, 2023, the Company terminated the 2020 Stock Incentive Plan.

Effective August 9, 2022, the Company adopted its 2022 Incentive and Non-statutory Stock Option Plan (the “2022 Stock Option Plan”). Under the 2022 Stock Option Plan, the Board of Directors may grant options to purchase common stock to officers, employees, and other persons who provide services to the Company. A total of 833,333 shares of the Company’s common stock is reserved for the 2022 Stock Option Plan. As of September 30, 2024, there have been no options to purchase shares of common stock granted under the 2022 Stock Option Plan.

Effective August 9, 2022, the Company adopted its 2022 Restricted Stock Plan (the “2022 Restricted Stock Plan”). Under the 2022 Restricted Stock Plan, the Board of Directors may grant restricted stock to officers, directors, and key employees. A total of 833,333 shares of common stock is reserved for the 2022 Restricted Stock Plan. As of September 30, 2024, there have been no shares of common stock granted under the 2022 Restricted Stock Plan.

NOTE 12 – RELATED PARTY TRANSACTIONS

The Company had the following related party transactions:

●	Royalty Payables – Limitless Performance Inc. (“LPI”), SMILZ INC. (“Smiles”), DIVATRIM INC. (“Divatrim”), and AMAROSE INC. (“Amarose,” and collectively with LPI, Smiles, and Divatrim, the “Licensors”) are all companies at least 50% owned by a shareholder of the Company. On December 1, 2021, the Company entered into manufacturing and distributorship license agreements (each, a “License Agreement”) with each of the Licensors to distribute each of the Licensors’ respective products and for payments to such Licensor for its product designs and distribution rights. Pursuant to the License Agreements, and each of them, the Company agreed to pay to such Licensors royalty payments equal to 4.00% of gross sales, excluding returns, chargebacks, and other such allowances. On October 1, 2023, the Company terminated each of the License Agreements; however, the Company maintained its license for NZT-48 with LPI. As of September 30, 2024 and December 31, 2023, the royalty payable was $154,180 and $NIL, respectively.

●	Notes Payable to Shareholder – The Company had various notes payable with its shareholder who is the Chief Executive Officer of the Company. As of September 30, 2024 and December 31, 2023, the Company had $5,144,460 outstanding. Refer to Note 7.

●	Notes Payable to Related Parties – The Company entered into various notes payable with shareholders of the Company. As of September 30, 2024 and December 31, 2023, the Company had $433,544 and $80,000 outstanding, respectively. Refer to Note 8.

●	Consulting Fees – During the three and nine months ended September 30, 2024, the Company incurred consulting fees in the amount of $0 to an officer and an officer of one of its affiliates. During the three and nine months ended September 30, 2023, the Company incurred consulting fees in the amount of $7,000 and $14,000 to an officer and an officer of one of its affiliates.

NOTE 13 – COMMITMENTS AND CONTINGENCIES

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

NOTE 14 – SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred after September 30, 2024. During this period, the Company did not have any material recognizable subsequent events required to be disclosed other than the following:

●	In September 2024, approximately 9,817,741 Class B Convertible Stock was converted into common stock in accordance with the terms of the agreement. As a result, the Company recorded 311,100 common shares which was classified as common stock issuable as of September 30, 2024. In October 2024, these shares were issued.

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

INTRODUCTION

On May 11, 2022, Bio Lab Naturals, Inc., a Delaware corporation (“Bio Lab”), entered into a Share Exchange Agreement (the “Share Exchange Agreement”) with Limitless X, Inc., a Nevada corporation (“LimitlessX”), and its 11 shareholders (the “LimitlessX Acquisition”). The parties completed and closed the LimitlessX Acquisition on May 20, 2022 by issuing an aggregate of 3,233,334 shares of common stock of Bio Lab to the LimitlessX shareholders (the “Acquisition Closing”). According to the terms of the Share Exchange Agreement, Bio Lab then issued an additional 300,000 shares of common stock to the LimitlessX shareholders pro rata to their interests in approximately nine months from the Acquisition Closing as part of the Limitless Acquisition. Concurrently with the LimitlessX Acquisition, Jaspreet Mathur, the founder and principal shareholder of LimitlessX, also purchased from Helion Holdings LLC, 500,000 shares of Bio Lab’s Class A Preferred Convertible Stock, which at all times have a number of votes equal to 60% of all of the issued and outstanding shares of common stock of Bio Lab.

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

On June 10, 2022, Bio Lab changed its name to Limitless X Holdings Inc. (“we,” “us,” or “our”).

RESULTS OF OPERATION

For the Three Months Ended September 30, 2024 Compared to the Three Months Ended September 30, 2023:

	Three Months Ended September 30,
	2024		2023		Changes
		% of		% of
	Amount	Sales	Amount	Sales	Amount	%
Revenue
Product sales	$607,161	100.0%	$1,047,271	100.0%	$(440,110)	-42.0%
Total revenue	607,161	100.0%	1,047,271	100.0%	(440,110)	-42.0%

Cost of sales
Cost of sales	154,287	25.4%	669,539	63.9%	(515,252)	-77.0%
Total cost of sales	154,287	25.4%	669,539	69.9%	(515,252)	-77.0%

Gross profit	452,874	74.6%	377,732	36.1%	75,142	19.9%

Operating expenses:
General and administrative	7,888	1.3%	31,883	3.0%	(23,995)	-75.3%
Advertising and marketing	542,081	89.3%	611,799	58.4%	(69,718)	-11.4%
Professional fees	46,732	7.7%	91,093	8.7%	(44,361)	-48.7%
Payroll and payroll taxes	358,250	59.0%	859,511	82.1%	(501,261)	-58.3%
Rent	-	0.0%	37,609	3.6%	(37,609)	-100.0%
Total operating expenses	954,951	157.3%	1,631,895	155.8%	(676,944)	-41.5%

Income (loss) from operations	(502,077)	-82.7%	(1,254,163)	-119.8%	752,086	-60.0%

Other income (expense)
Interest expense	(194,063)	-32.0%	(275,856)	-26.3%	81,793	-29.7%
Other expense	(15,000)	-2.5%	(132,000)	-21.7%	117,000	N/A
Loss on debt settlement	(15,445)	-2.5%	-	0.0%	(15,445)	N/A
Total other income (expense), net	(224,508)	-37.0%	(407,856)	-38.9%	183,348	-45.0%

Net loss from continuing operations	(726,585)	-119.7%	(1,662,019)	-158.7%	935,434	-56.3%

Loss from discontinued operations	-	0.0%	(43,201)	-4.1%	43,201	-100.0%

Income (loss) before income tax provision	(726,585)	-119.7%	(1,705,220)	-162.8%	978,635	-57.4%

Income tax provision	-	0.0%	(48)	0.0%	48	-100.0%

Net income (loss)	$(726,585)	-119.7%	$(1,705,172)	-162.8%	$978,587	-57.4%

Product Sales - Our product sales decreased by $0.4 million to $0.6 million for the three months ended September 30, 2024 as compared to 1.0 million for the three months ended September 30, 2023. In 2023, there was a shift in our marketing and selling strategies, including a change in performance marketers and platforms, which resulted in the decrease of product sales.

Cost of Sales - Our cost of sales decreased from $0.7 million, or 63.9% of sales, in the three months ended September 30, 2023 to $0.2 million, or 25.4% of sales, in the three months ended September 30, 2024. As operations decreased during the period, so did our costs for freight, inventory, and other supplies.

Gross Profit - Gross profit for the three months ended September 30, 2024 was $0.5 million compared to $0.4 million for the three months ended September 30, 2023. The decrease in gross profit of $0.1 million was primarily due to a shift in our marketing and selling strategies, including a change in performance marketers and platforms.

Operating Expenses - During the three months ended September 30, 2024, we recognized $1.0 million in operating expenses compared to $1.6 million for the three months ended September 30, 2023. The decrease of $0.6 million in operating expenses was primarily due to the decrease in our advertising, marketing, and payroll expenses, as well as a decrease in transaction fees, merchant fees, and royalty fees.

●	Our advertising and marketing expenses decreased by $0.1 million due to a shift in marketing strategies from relying on performance marketers and celebrity endorsements.

●	The decrease in payroll due to reduction in headcounts of $0.5 million.

●	The decrease in transaction fees and merchant fees are directly related to the decreased number of transactions during the nine months ended September 30, 2024 compared to the same period prior year.

Other Income or Expense - During the three months ended September 30, 2024, we had interest expense of $0.2 million compared to $0.3 million. The decrease in interest expense was due to conversion of convertible debt to Preferred B Shares.

For the Nine Months Ended September 30, 2024 Compared to the nine Months Ended September 30, 2023:

	Nine Months Ended September 30,
	2024		2023		Changes
		% of		% of
	Amount	Sales	Amount	Sales	Amount	%
Revenue
Product sales	$3,024,112	100.0%	$13,893,798	99.9%	$(10,869,686)	-78.2%
Rentals	-	0.0%	15,000	0.1%	(15,000)	-100.0%
Total revenue	3,024,112	100.0%	13,908,798	100.0%	(10,884,686)	-78.3%

Cost of sales
Cost of sales	797,565	26.4%	7,179,430	51.6%	(6,381,865)	-88.9%
Total cost of sales	797,565	26.4%	7,179,430	51.6%	(6,381,865)	-88.9%

Gross profit	2,226,547	73.6%	6,729,368	48.4%	(4,502,821)	-66.9%

Operating expenses:
General and administrative	252,642	8.4%	1,042,436	7.5%	(789,794)	-75.8%
Advertising and marketing	1,939,391	64.1%	14,466,470	104.0%	(12,527,079)	-86.6%
Stock compensation for services	-	0.0%	141,020	1.0%	(141,020)	-100.0%
Professional fees	616,459	20.4%	1,211,211	8.7%	(594,752)	-49.1%
Payroll and payroll taxes	1,345,835	44.5%	2,931,357	21.1%	(1,585,522)	-54.1%
Rent	69,389	2.3%	123,401	0.9%	(54,012)	-43.8%
Bad debt	-	0.0%	342,539	2.5%	(342,539)	-100.0%
Consulting fees, related party	-	0.0%	10,000	0.1%	(10,000)	-100.0%
Total operating expenses	4,223,716	139.7%	20,268,434	145.7%	(16,044,718)	-79.2%

Income (loss) from operations	(1,997,169)	-66.0%	(13,539,066)	-97.3%	11,541,897	-85.2%

Other income (expense)
Interest expense	(420,868)	-13.9%	(731,616)	-5.3%	310,748	-42.5%
Other income	7,902	0.3%	-	0.0%	7,902	n/a
Other expense	(7,825)	-0.3%	(162,000)	-1.2%	154,175	-95.2%
Loss on debt settlement	(33,112)	-1.1%	-	0.0%	(33,112)	n/a
Total other income (expense), net	(453,903)	-15.0%	(893,616)	-6.4%	439,713	-49.2%

Net loss from continuing operations	(2,451,072)	-81.1%	(14,432,682)	-103.8%	11,981,610	-83.0%

Loss from discontinued operations	-	0.0%	(1,854)	0.0%	1,854	-100.0%

Income (loss) before income tax provision	(2,451,072)	-81.1%	(14,434,536)	-103.8%	11,983,464	-83.0%

Income tax provision	915	0.0%	-	0.0%	915	n/a

Net income (loss)	$(2,451,987)	-81.1%	$(14,434,536)	-103.8%	$11,982,549	-83.0%

Product Sales - Our product sales decreased by $10.9 million to $3.0 million for the nine months ended September 30, 2024 as compared to $13.9 million for the nine months ended September 30, 2023. In 2023, there was a shift in our marketing and selling strategies, including a change in performance marketers and platforms, which resulted in the decrease of product sales.

Cost of Sales - Our cost of sales decreased from $7.2 million, or 51.6% of sales, in the nine months ended September 30, 2023 to $0.8 million, or 26.4% of sales, in the nine months ended September 30, 2024. As operations decreased during the period, so did our costs for freight, inventory, and other supplies.

Gross Profit - Gross profit for the nine months ended September 30, 2024 was $2.2 million compared to $6.7 million for the nine months ended September 30, 2023. The decrease in gross profit of $4.5 million was primarily due to a shift in our marketing and selling strategies, including a change in performance marketers and platforms.

Operating Expenses - During the nine months ended September 30, 2024, we recognized $4.2 million in operating expenses compared to $20.2 million for the nine months ended September 30, 2023. The decrease of $16.0 million in operating expenses was primarily due to the decrease in our advertising, marketing, and payroll expenses, as well as a decrease in transaction fees, merchant fees, and royalty fees.

●	Our advertising and marketing expenses decreased by 12.5 million due to a shift in marketing strategies from relying on performance marketers and celebrity endorsements.

●	The decrease in payroll due to reduction in headcounts of $1.6 million

●	The decrease in transaction fees and merchant fees are directly related to the decreased number of transactions during the nine months ended September 30, 2024 compared to the same period prior year.

Other Income or Expense - During the nine months ended September 30, 2024, we had interest expense of $0.4 million compared to $0.9 million. The decrease in interest expense was due to conversion of convertible debt to Preferred B Shares.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

During the nine months ended September 30, 2024, net cash used in operating activities was $0.8 million. The cash used in operating activities was primarily due to net loss, timing of settlement of assets and liabilities, loss on settlement of debt, and was off-set by a gain in deconsolidation of a subsidiary.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2024 and 2023 was $0 and $1,604 related to purchases of property and equipment.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2024 was $717,503. This amount was incurred by increased borrowings from investors and borrowings from a stockholder.

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

Based on management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as a result of the material weakness described below, as of September 30, 2024, our disclosure controls and procedures were not effective. Our disclosure controls were not designed at a reasonable assurance level and are ineffective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Our Annual Report on Form 10-K/A, filed with the SEC, on December 3, 2024, describes important risk factors that could cause our business, financial condition, results of operations, and growth prospects to differ materially from those indicated or suggested by forward-looking statements made in this Quarterly Report on Form 10-Q or presented elsewhere by management from time to time. There have been no material changes in the risk factors that appear in our Annual Report on Form 10-K. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially and adversely affect our business.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURE

Not Applicable.

ITEM 5. OTHER INFORMATION

Our directors and executive officers may from time to time enter into plans or other arrangements for the purchase or sale of our common stock that are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or may represent a non-Rule 10b5-1 trading arrangement under the Exchange Act. During the quarter ended September 30, 2024, no such plans or other arrangements were adopted or terminated.

ITEM 6. EXHIBITS

Exhibits. The following is a complete list of exhibits filed as part of this Form 10-Q. Exhibit numbers correspond to the numbers in the Exhibit Table of Item 601 of Regulation S-K.

3.1

Limitless X Holdings, Inc. Amended and Restated Certificate of Incorporation, as amended (incorporated by reference To Exhibit 3.1 in the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 14, 2024).

3.2	Limitless X Holdings, Inc. Certificate of Amendment to the Certificate of Designation of Class B Convertible Preferred Stock (incorporated by references to Exhibit 3.1 in the Company’s Form8-K filed with the SEC on September 26, 2024).
10.1	Form of Settlement Agreement and Release of Claims between the Company and certain employees dated September 10, 2024 (incorporated by reference to Exhibit 10.1 in the Company’s Quarterly Report on Form 8-K filed with the SEC on September 16, 2024).
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a) Under the Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934
32.1	Certification of Chief Executive Officer under Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer under Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as an Inline XBRL document and included in Exhibit 101)

*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIMITLESS X HOLDINGS INC.
(Registrant)

Dated: December 23, 2024	By:	/s/ Jaspreet Mathur
Jaspreet Mathur
(Chief Executive Officer,
Principal Executive Officer)

Dated: December 23, 2024	By:	/s/ Benjamin Chung
Benjamin Chung
(Chief Financial Officer, Principal Financial Officer and Principal Accounting Officer)

