Form 10-K
period 2024-12-31
Limitless X Holdings Inc.
filed 2025-05-09
CIK 1803977

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of voting stock held by non-affiliates of the Registrant on June 30, 2024 based on the closing bid price of $0.15 for shares of the registrant’s common stock as reported by the OTCQB, was approximately $115,000. Shares of common stock beneficially owned by each executive officer, director, and holder of more than 10% of our common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The registrant had 15,184,558 outstanding shares of common stock, par value $0.0001, as of April 29, 2025.

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

PART I

Throughout this Annual Report, references to the “Company,” “LIMX,” “we,” “us,” and “our” refer to Limitless X Holdings, Inc. and its subsidiaries, unless the context requires otherwise.

ITEM 1. BUSINESS.

Company Overview

Limitless X Holdings Inc., incorporated in Delaware and based in California, along with its subsidiaries is building a dynamic, value-driven, and recession-proof ecosystem designed to help individuals “Look Good and Feel Great” by integrating health, wellness, entertainment, fintech, community building, and brand development. The Company provides direct-to-consumer e-commerce, offering innovative products that empower people to reinvent themselves and become the best versions of themselves through Limitless X Inc., a Nevada corporation, its wholly-owned subsidiary (“Limitless X”). The Company’s current products are focused on brain health, weight management and recovery.

In December 2024 and January 2025, the Company announced that it planned to make a significant impact in television and film, regenerative skin care, fintech, entertainment and real estate. Although the Company is optimistic about its expansion into these new industries, the endeavor is aspirational and there is no guarantee that such ventures will come to fruition and prove successful.

As of April 1, 2025, the Company has the following subsidiaries. A detailed description of each and the Company’s expansion plans may be found in the “Other Business Divisions” section of this Business Section of this Offering Circular:

●	Limitless X, Inc., a Nevada corporation, provides direct to consumer e-commerce services for the Company’s health and wellness products, with a primary emphasis on dietary supplements. The Company’s current lead products are NZT-48, NZT-48 Lions mane, NZT-48 For Her and Oneshot Nootropic Pre-Workout.

●	Limitless Films, Inc., a Florida corporation (“Limitless Films”), is a dynamic television and film production company committed to crafting compelling visual stories in collaboration with acclaimed producers and directors that engage global audiences. In January 2025, Limitless Films advanced a $1 million bridge loan to a film producer to finance part of the pre-production budget for Borrower’s upcoming film with an A-list actor. The bridge loan is secured by a copyright in the film and the script.

●	XocelForte Therapeutics Inc., a Delaware corporation (“Xocel”), is an emerging direct-to-consumer e-commerce brand which will be specializing in developing and marketing regenerative skin care products, harnessing the latest advancements in biotechnology and natural ingredients to promote skin health and rejuvenation.

●	Limitless Entertainment, Inc., a Florida corporation (“Limitless Entertainment”) is set to revolutionize the entertainment industry by creating an AI-powered platform for live and on-demand streaming of various sporting events, with advanced fan interaction tools elevate user engagement to new heights. With our Chief Executive Officer’s strong foothold in the boxing, mixed martial arts, and wrestling industries, Limitless Entertainment expects to specialize in producing and licensing content related to combat sports.

●	Limitless Digital Assets, Inc., a Florida corporation (“Limitless Digital”), is focused on developing and investing in digital assets that are set to revolutionize industries across the board. From e-commerce to film production, music, real estate, and beyond, the Company recognizes that the future of nearly every sector will be intertwined with digital assets. Limitless Digital is currently exploring a partnership with a strategic partner in which they would create an investment fund focusing on digital assets. These negotiations are still in their initial stages and there can be no assurances or certainty that the fund will be created and launched.

●	Limitless Living Inc., a Florida corporation (“Limitless Living”), is evaluating a variety of real estate investment projects including creating a residential complex designed to inspire and elevate your life with innovative amenities that foster both physical vitality and mental clarity, or financing real estate projects. Put differently, Limitless Living is company that intends to be involved in real estate investments that are related to health, wellness and community living.

Leadership

Jas Mathur, our Chairman and Chief Executive Officer, is a Transformational Health Entrepreneur with over 14 years of experience within the health, wellness, and dietary supplements industry and 25+ years of experience as a webmaster and internet marketer. He is the owner of Emblaze One, a global interactive and web development agency with a team of 100+. Mr. Mathur founded Limitless X in 2021, drawing upon his own personal battles with health and his transformative journey that resulted in a remarkable weight loss of over 250 lbs. His extraordinary achievements across multiple industries serve as a powerful source of motivation, inspiration, and empowerment for all those who cross paths with him, igniting their dreams, fostering belief, and empowering them to achieve greatness.

Our Nutritional Supplement Products

The current products offered by Limitless X are:

NZT-48

NZT-48 is a nootropic supplement designed to enhance cognitive abilities, including memory, speed, and focus, and improves mood. NZT-48’s formula is crafted from over 20 premium ingredients. Notable ingredients include (a) ginkgo biloba, which increases blood flow to the brain to improve cognitive function and memory and contains neuroprotective properties that help protect the brain from age-related decline and damages, and (b) alpha GPC, which increases the production of acetylcholine, a neurochemical that plays a key role in memory and learning. With this state-of-the-art formula, NZT-48 sharpens focus, supports mental endurance, and provides supercharged energy with no crash, thereby helping consumers achieve and maintain peak productivity levels throughout the day.

NZT-48 Lions Mane

NZT-48 Lions Mane is the perfect everyday nootropic supplement that is formulated to support all cognitive functions, including memory, mental speed, and focus, and improves mood. This product is 100% vegan, non-GMO, and gelatin-free. This product helps consumers “get in the zone” and stay productive through enhanced mental clarity and creativity and sustained energy with no crash. Among the other 20+ clinically coordinated ingredients such as ginkgo biloba, theobromine, and alpha GPC, the namesake ingredient in this product’s formula is Lion’s Mane. Scientific studies have shown that this medicinal mushroom, renowned for its neuroprotective properties, promotes the synthesis of nerve growth factor (NGF), a protein essential for the maintenance, survival, and regeneration of neurons and mitigate age-related cognitive decline.

NZT-48 For Her

NZT-48 For Her is a nootropic supplement comprising a specially tailored blend for women. This product contains 23+ essential nutrients, including the perfect blend of GABA and DHA, to elevate mood, enhance creativity, increase energy and “happy hormones”, and reduce stress and anxiety. DHA, a type of Omega-3 fatty acid primarily found in fish oil that has been extensively researched, is a fundamental building block of brain tissue, contributing to mental clarity, focus, and cognitive agility. GABA, a naturally occurring amino acid and a dual-purpose compound, plays a crucial role in promoting relaxation and reducing neural excitability, serving as the brain’s “brake pedal” to help calm overactive mind states.

OneShot Nootropic Pre-Workout

This product is a tasty, nootropic, pre-workout supplement that helps consumers unlock explosive gym performance. Packed with natural nitric oxide, L-Arginine, and BCAAs, this product causes consumers to experience high levels of focus, endurance, and power during their workouts without any jitters. Additionally, the essential amino acids contained in this product fuel the breakdown, repair, and building of muscle tissue to achieve muscle growth.

Licensing of Nutritional Products

All of our nutritional products are licensed from Limitless Performance, Inc. (“LPI”), a company wholly-owned by Jas Mathur, our Chief Executive Officer, pursuant to a Manufacturing & Distribution License Agreement dated December 1, 2021 (the “NZT-48 License Agreement”). The NZT-48 License originally contemplated a license that covered multiple products, but was partially terminated on November 1, 2023, where the only product to be licensed currently under the NZT-48 License Agreement is NZT-48. In January 2025, we filed the First Amendment to Manufacturing and Distributorship Licensing Agreement, whereunder Mr. Mathur agreed to waive all royalty payments under the NZT-48 Licensing Agreement for a period of three years. Under the NZT-48 License Agreement (and under amendments thereto), LPI granted a non-exclusive license to the Company to design, manufacture, promote, sell, and distribute NZT-48, a nootropic supplement designed to enhance cognitive abilities, including memory, speed, and focus, and improves mood. The term of the NZT-48 License Agreement is for 5 years and automatically renews for fiver-year terms unless either party provides notice of termination no later than six months prior to the end of the term. LPI may only terminate for cause prior to the end of the term. After December 31, 2027, and if Mr. Mathur does not extend the waiver of royalty payments, the Company will be obligated to pay Mr. Mathur royalties of 4% on the gross sales of NZT-48.

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

Product Development

We help create and grow strong, memorable brands. We help our partners at all stages of product development level, including with market research and product, label, and packaging design. On the market research side, we examine the competitive landscape of industries by analyzing competitors’ products, conducting surveys, finding relevant partners, and researching resources. We then create an actionable plan to break into the relevant market. We also facilitate key introductions to strategic partners in the PR, IT, finance and legal industries and we help design and implement the product fulfilment process.

Product Manufacturing

We maintain complete control over the manufacturing process, from start to finish, including with the sourcing of high-quality ingredients, identifying reliable supply chain, distribution and manufacturers networks, and the designing of quality assurance and compliance processes.

Product Distribution and Fulfilment

Our streamlined omni-channel approach to product distribution prioritizes consumer interests to help deliver better conversion rates. It includes e-commerce websites, social media, shipping, distributed warehousing, payment processing and product returns. Reliable fulfilment and logistics process allows a fast delivery. Product orders are fulfilled via online, direct to consumer, retail, wholesale, and big box retail channels.

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

Our Competitive Strengths

Our strength has been in the relationships that have been developed over the last three decades particularly the network and partnerships that our Chairman & CEO, Jas Mathur, has developed through his success in running businesses. Jas has assembled a team of people with the same vision and goals, to work together as a unified and focused team. These influential relationships that have taken many years to develop are invaluable in helping to build the brand, drive sales and boost profitability through targeted marketing initiatives.

We strive to find gaps in the market and produce innovative products not only to fill those gaps but also to exceed consumer expectations. This is due to the fact that we have streamlined our approach, enabling us to quickly and effectively bring new products to market and of course, keep abreast of industry trends and the ever changing needs of the health and wellness sector.

With our solid industry knowledge and extensive network, we are well-suited to grow our ecosystem of wellness-based brands. We work with an elite group of influencers, who are credible and have a large following, and who are willing to promote our products and services. These relationships, in addition to our strategic marketing efforts, are crucial to our ability to expand and grow our brand worldwide.

Our Clients

Currently, all of the brands in our portfolio are with affiliated companies that are owned 100% by our Chief Executive Officer, Jas Mathur.

Market for Global Health and Wellness

The market for global health and overall wellness is rapidly expanding due to growing public attention on fitness, mental health and overall wellness. The size of the global health and wellness market is expected to grow to $8,946 billion by the end of 2030 at a compound annual growth rate (“CAGR”) of 6.9% in the year 2023-2030, according to Zion Market Research. This increase indicates the growing demand for health-oriented products and services around the world.

Market Overview & Drivers

As of 2022 the market was at $5,244 billion and the major sub sectors such as dietary supplements, fitness services, organic food, mental wellness, and wearable health technology have a good pace. This change has been spurred on further by a shift in consumer behavior, particularly among millennials and Gen Z, who are now major drivers of this expansion as they place greater emphasis on self-care, living long and holistic well-being. As people become more conscious of the fact that most lifestyle factors affect both the body and the mind, spending on wellness products and services increases.

The Direct-to-Consumer & E-commerce Opportunity

This growth in the health and wellness market is also accompanied by an unprecedented growth in the e-commerce and direct-to-consumer (“DTC”) industry. The global e-commerce market reached $5.7 trillion in 2022 and is expected to grow to more than $8.1 trillion by 2026 because of the growing popularity of online shopping and direct-to-consumer sales channels. The DTC model has changed the way brands reach out to customers, allowing companies to cut out the middlemen, i.e., traditional retail channels, and allowing companies to build a direct relationship with their customers. This transition to digital-first strategies and direct-to-consumer models has opened up new opportunities for health and wellness brands to scale and reach a global audience.

Taking advantage of the dual growth of health and wellness and e-commerce and DTC there is huge opportunity for companies in the sector. As more brands move to direct-to-consumer models there is a real opportunity to leverage digital marketing, influencers, and logistics to take your brand to a global audience and capitalize on increasing consumer demand for personalized, health focused products and services.

Factors Driving Market Growth

Increased Health Consciousness: Consumers are increasingly aware of the long-term benefits of healthy living and are investing in products that support wellness, from fitness supplements to mental health support tools.

Technological Advancements: The rise of wearable devices, mobile health apps, and digital platforms for virtual fitness and wellness coaching has made it easier for individuals to track and optimize their health and fitness routines.

Rise in Preventative Healthcare: As healthcare costs continue to rise, more individuals are turning to preventative measures such as nutrition supplements, fitness regimens, and mindfulness practices to avoid long-term health issues.

Aging Population: As the global population ages, there’s a growing demand for health and wellness products that support longevity, mobility, mental health, and cognitive function, further boosting market demand.

Geographic Insights

North America and Europe continue to dominate the health and wellness market due to the higher disposable income, advanced healthcare systems, and strong consumer awareness. However, the Asia Pacific region is expected to experience the highest growth rate, fueled by increasing health-consciousness in countries like China and India, along with a growing middle class that seeks better living standards and wellness solutions.

Market Trends to Watch

Personalization & Customization: With advancements in AI and data analytics, there is a growing trend toward personalized wellness products, from custom vitamins to tailored fitness plans. Consumers are looking for solutions that are aligned with their specific health goals and preferences.

Sustainability & Clean Label Products: Eco-consciousness continues to shape consumer purchasing decisions. Brands that prioritize sustainability, ethical sourcing, and transparency in their ingredient lists are gaining consumer loyalty.

Mental Wellness: The demand for products supporting mental clarity, stress relief, and cognitive function is on the rise, reflecting growing concerns over mental health and the need for stress management in fast-paced, high-pressure lifestyles.

E-commerce Growth: The global shift toward online shopping is significantly affecting the health and wellness market, with more consumers turning to digital platforms for convenience and product availability. This has led to the rise of DTC health brands that offer personalized health solutions and direct access to wellness products.

Conclusion

The global health and wellness market is poised for exponential growth in the coming years. As consumers prioritize self-care, mental and physical well-being, and longevity, the market will continue to evolve with innovative products, services, and technologies that cater to these demands. With an expected CAGR of 6.9% from 2023 to 2030, the health and wellness industry represents a dynamic and lucrative opportunity for brands and entrepreneurs who understand the changing landscape of consumer needs.

Our Network of Influencers

We have made a list of our favorite and most credible influencers who are popular and influential in their respective fields and who are also passionate about the theme of our blog: Look Good and Feel Great. This diverse group includes music artists, movie stars, professional athletes, social media influencers, political figures, fitness experts, nutrition coaches, wellness advocates, lifestyle bloggers and experts from other industries. What sets our influencers apart is that, regardless of their professional status or the field they operate in, they all share the same passion for personal well-being and transformation.

These influencers are dedicated to the promotion of health, wellness and personal growth and urging people to take care of themselves and enjoy the process of changing for the better — all this, both physically and mentally. Whether they are in the limelight or heading a specific audience, all of them want to inspire other people to Look Good and Feel Great.

Our network is strategically utilized, with compensation terms tailored to each individual and product, as determined by our management team. We don’t use long-term formal contracts so we are in a position to be able to choose the influencer that will best fit the brand for the given campaign and ensure that the brand message is going to the right audience.

Our marketing team works closely with the brands to identify the target audience and then contact the appropriate persons in our network. These influencers then post the product or service promoted by the brand on their social media pages in the pre-approved content, which helps in creating a connection between the brand and its audience. They receive a commission based on the sales made through their promotion.

Our network of influencers is diverse and includes Instagram, YouTube, podcasting, and personal appearances to ensure that the message is out there to the masses, from the fitness community to the high-net-worth individuals. All products promoted by our influencers are available for purchase through our website, so consumers can easily acquire the products they need to look and feel their best.

However, please note that the response is not simply a direct replication of the input. It may require additional context or explanation to ensure that the response is proportional to the length of the input. Specifically for shorter inputs, responses can benefit from being more concise to strike a balance between providing valuable information and avoiding lengthy explanations.

Other Business Divisions

Limitless X

Limitless X Inc., a Nevada corporation (“Limitless X”), provides direct-to-consumer e-commerce services for its innovative health and wellness product lines, with a core emphasis on dietary supplements. The company’s flagship products—NZT-48, NZT-48 Lion’s Mane, NZT-48 For Her, and Oneshot Nootropic Pre-Workout—are formulated to enhance cognitive performance, energy, and overall wellness.

With the help of a data driven approach, influencer marketing and digital marketing, Limitless X expects to grow its customer base and brand presence rapidly. In 2025, Limitless X is strategically entering the Consumer Packaged Goods (CPG) space, beginning with the launch of a proprietary Coffee Concentrate, set to debut within the next several months. The cost to date of launching this Coffee Concentrate has been $50,000 and we expect to incur another $250,000 in costs as we initiate the launch of the Coffee Concentrate.

Our Coffee Concentrate is designed not just for taste and convenience, but also with functional health benefits that consumers may have in mind such as energy, focus, or clean fuel. We believe that our Coffee Concentrate caters to today’s wellness-conscious consumer, thus making it an important addition to our product portfolio. As part of this expansion, we plan to develop a line of specialty coffee concentrates—including nootropic blends, adaptogenic formulas, and wellness-focused infusions—that align with our core mission of optimizing mind and body. This move marks the first step in a broader CPG rollout. Backed by our CEO’s strategic relationships and direct access to major retail partners, Limitless X aims to scale across multiple verticals—from functional beverages to nutritional snacks, and beyond.

As part of its two-year growth strategy, Limitless X is focused on scaling direct-to-consumer (DTC) sales, leveraging our core strength: digital marketing. Our DTC model will be primarily driven through high-converting digital platforms such as Facebook, TikTok, Taboola, and through traditional influencer outreach campaigns. This channel remains a key growth engine for the business as we expect our revenue and returns to increase in conjunction with our ad spend.

Currently, we retain approximately 35% of our customers through recurring billing, giving us an average lifetime value (LTV) of about $90 per customer. With the strategic addition of more SKUs and product bundles throughout 2025, we project a doubling of our LTV to $180. By 2026, we aim to increase this figure by an additional 50%, bringing LTV to approximately $270, driven by continued customer retention efforts, subscription optimization, and upsell opportunities. While we are optimistic about the projected increase in LTV, these figures are estimates and there is no guarantee or assurance that we will achieve these targets.

In parallel with our DTC push, Limitless X is pursuing big-box retail distribution to further diversify our sales channels and amplify brand visibility. This retail expansion will work hand-in-hand with our digital growth, offering consumers multiple touchpoints to engage with our brand. On a global scale, Limitless X aims to expand into key international markets such as Canada, Latin America, and the MENA region. These targeted markets offer substantial growth potential and align with our mission to make premium health and wellness products accessible worldwide.

Together, these strategic initiatives—DTC acceleration, retail expansion, and international market penetration—will better position Limitless X to enhance operations, increase market share, and achieve sustainable, long-term revenue growth. As we execute on this vision, we aspire to build the reputation of Limitless X in the global health and wellness industry.

Limitless Films

Limitless Films, Inc., a Florida corporation (“Limitless Films”), is a dynamic television and film production company committed to crafting compelling visual stories in collaboration with acclaimed producers and directors that engage global audiences. In January 2025, Limitless Films advanced a $1 million bridge loan to a film producer to finance part of the pre-production budget for the producer’s upcoming film starring an A-list actor. This loan is secured by copyright ownership in both the film and its script.

Over the next two years, Limitless Films will concentrate on developing, producing, and releasing a slate of global films. Each production will strategically incorporate high-converting influencers, streamers, and brands—many of which are either wholly or partially owned by Limitless X—into the creative process to market Limitless X products.

Film Financing Strategy

We plan to produce films with total budgets ranging from $3 million to $10 million, starting with mid-budget films in the $3–5 million range. These projects are ideal for showcasing new talent alongside A-list actors while balancing creative ambition and commercial sensibility.

Our film financing model is structured for maximum leverage and return on investment. We expect to finance approximately 10–15% of a film’s total budget in-house, which acts as the seed capital needed to initiate full financing. The remaining 85–90% will be sourced through traditional film finance channels, including:

●	Bank loans secured by state and international tax credits;
●	Strategic partnerships with studios; and
●	Private movie financiers who co-invest based on creative and commercial viability.

This capital structure enables us to maintain significant creative input and backend participation while minimizing our upfront risk. To further de-risk and ensure capital recovery, we are aligning with major distribution partners early in the development process. This includes both theatrical distribution deals and direct-to-streaming (VOD) releases with potential target platforms such as Amazon Prime, Netflix, or both, depending on the target audience and genre.

Additionally, owning or co-owning key IP assets in the films—including scripts, characters, and brand integrations—combined with our capital strategy, will promote our ability to procure and preserve long-term royalty streams and profit participation.

Film Revenue Generation Strategy

We plan to generate revenue from our films through a multi-channel monetization strategy that includes:

●	Domestic and international box office receipts;
●	Global streaming rights sales;
●	Licensing and syndication to TV and VOD platforms;
●	Third-party brand sponsorships and product placement;
●	Royalties from soundtrack and merchandise sales;
●	International territory sales and pre-sales; and
●	Ancillary rights (airlines, hotels, inflight entertainment, etc.)

Led by CEO Jas Mathur and Director Arthur Sarkissian, we are leveraging an extensive network of entertainment and brand industry relationships. Our strategy blends high-impact storytelling with viral influencer marketing, to create content that aims not only entertains but also drives real-world product awareness and conversion.

Currently, we have four completed scripts, several A-list actors committed, and are positioned to begin production pending receipt of financing from this Offering or other sources. As we scale, we will continue to finalize international rights deals, expand our digital and physical distribution pipelines, and elevate promotional campaigns driven by our network of influencers—amplifying visibility, boosting corporate valuation, and achieving long-term, sustainable revenue growth.

XocelForte Therapeutics

XocelForte Therapeutics Inc., a Delaware corporation (“Xocel”), is an emerging direct-to-consumer and e-commerce brand specializing in the development and marketing of regenerative skincare products. Harnessing advancements in biotechnology and natural ingredients, Xocel is on a mission to redefine skin health and rejuvenation through science-backed innovation.

What sets Xocel apart is its focus on exosome-based skincare solutions—a biotechnology that utilizes nano-sized extracellular vesicles to support cell-to-cell communication and regeneration. Unlike conventional skincare products that primarily address surface-level concerns, Xocel’s formulations are designed to work at the cellular level, promoting deep tissue repair, increased collagen production, reduced inflammation, and visibly improved skin texture and elasticity. These are not just cosmetic enhancements; they represent true regenerative therapy for the skin.

To promote scalability and product readiness, Xocel has established strategic partnerships with world-class doctors, researchers, and manufacturers who specialize in unique, proprietary formulations. These collaborators bring decades of experience in dermatology, biotech, and pharmaceutical-grade skincare manufacturing. As a result, fully developed and tested serum and topical prototypes are ready for market launch while we work with our manufacturers and suppliers on packaging and design needs, which may take an estimated 4-6 months. The formulations have undergone clinical evaluations and user testing to validate both efficacy and safety. The cost of developing the products thus far has been less than $10,000, and we expect to have about $100,000 in inventory as we begin the initial rollout of the products.

Xocel will launch exclusively through a direct-to-consumer model, leveraging the same high-performance infrastructure and proven go-to-market strategy pioneered by Limitless X Inc. This includes:

●	Precision-targeted digital advertising on platforms like Facebook, Instagram, and TikTok;
●	Strategic influencer outreach and ambassador programs;
●	Branded content campaigns across streaming, podcasts, and social media; and
●	Conversion-optimized eCommerce funnels for high LTV customers.

By eliminating traditional retail markups and going directly to the consumer, Xocel can offer premium, clinically proven skincare solutions at competitive pricing, while retaining full control over customer experience and brand image.

In addition to topical products, Xocel plans to roll out injectables and in-clinic treatments in partnership with licensed practitioners and medspas. These offerings will allow the brand to enter the luxury skincare and aesthetic markets, further expanding the brand’s impact and revenue potential.

Exosome-based treatments are often considered as the real anti-aging solution which many celebrities use for glowing skin and hence, this technique is commonly known as Hollywood’s best kept secret. Xocel is on a mission to provide a large number of people with the opportunity to benefit from these innovative products, thus allowing consumers to get the same regenerative technologies that are currently used by the elite figures in entertainment, fashion and beauty to achieve the best results in skincare. The Company is positioned to redefine the future of anti-aging and skin health through innovation and a commitment to excellence.

Limitless Entertainment

Limitless Entertainment, Inc., a Florida corporation (“Limitless Entertainment”) is set to revolutionize the entertainment industry by creating an AI-powered platform for live and on-demand streaming of various sporting events, with advanced fan interaction tools to elevate user engagement to new heights. With our Chief Executive Officer’s strong foothold in the boxing, mixed martial arts, and wrestling industries, the Company plans to produce, license, and distribute high-quality combat sports content while integrating advanced engagement features such as real-time commentary, voting, gamification, and social interactivity to enhance the viewing experience. We intend to leverage our CEO’s extensive industry relationships to secure exclusive content rights and create high-profile events featuring major influencers, celebrities, and athletes.

We are in preliminary discussions to enter into a strategic alliance with a major wrestling organization (name withheld due to confidentiality), as well as partnering with a UFC Hall of Famer to launch a new combat sports league. The league will operate on an event-to-event basis, with a projected cost of no more than $250,000 USD per event. Importantly, we do not intend to be the sole broadcaster—our strategy includes multi-platform distribution to maximize reach, visibility, and monetization.

We have access to multiple streaming platforms and source code options that we can acquire and fully customize, eliminating the need for expensive proprietary builds. Our estimated cost to develop and launch apps across all major smart TVs and set-top boxes is under $250,000, with a projected timeline of less than six months and a monthly maintenance cost not exceeding $5,000 USD.

We expect the backend infrastructure to utilize Amazon AWS for servers and load balancing, allowing us to keep the cost per active user negligible. For instance, even with 100,000 concurrent viewers during a live event, the total operational cost is estimated at only $5,000–$6,000 USD per month—making the platform efficient and scalable.

Over the next two years, the Company will focus on hosting and owning rights to premium sporting events, monetizing them through pay-per-view sales, monthly subscriptions, and brand-integrated sponsorships.

By controlling both the streaming technology and consumer data, Limitless Entertainment seeks to maximize its advertising revenue potential while building a direct-to-consumer entertainment ecosystem. The Company also plans to collaborate with Limitless Films Inc. to produce culturally resonant and localized content—especially for the Latin American market—to strengthen its global footprint and solidify its position as a leader in premium digital sports entertainment.

Limitless Digital Assets

Limitless Digital Assets, Inc., a Florida corporation (“Limitless Digital”), is focused on developing and investing in digital assets that are set to revolutionize industries across the board. From e-commerce to film production, music, real estate, and beyond, the Company recognizes that the future of nearly every sector will be increasingly intertwined with digital assets and blockchain-based innovations.

To stay ahead of the curve, Limitless Digital is bringing on several strategic partners with over a decade of experience in both the gaming and blockchain industries. These individuals have a proven track record in successfully launching blockchain games, cryptocurrencies, and digital ecosystems, which we believe will support the long-term growth and sustainability of our projects.

The blockchain gaming market is projected to surpass $600 billion by 2030, making it one of the fastest-growing sectors globally. We have conducted significant due diligence to identify game types and mechanics that encourage meaningful interaction, competitiveness, and community-building—core elements that align with our broader mission of creating an engaged ecosystem. These interactive games have potential to serve as a key driver in promoting not just our digital asset initiatives, but also the broader Limitless X product lines, services, and subsidiaries.

Each game is expected to have a development cost ranging from $200,000 to $500,000, with a monthly maintenance and ongoing development cost between $10,000 and $25,000, depending on complexity and future feature expansions. We expect to launch our first game toward year’s end. Assuming the launch of our first title is successful, we plan to enter into a strategic partnership with the game development studio to reduce upfront costs and establish a dedicated development team exclusively focused on building our games. This shift will significantly reduce long-term costs and enable rapid iteration of new features and titles.

Furthermore, we will leverage our deep bench of influencers, celebrities, streamers, and athletes—many of whom already promote our health and wellness products—to also promote our games across social media and streaming platforms. Additionally, our film division, Limitless Films Inc., will be used to amplify the visibility of our games through creative storytelling, trailers, integrations, and multimedia exposure.

Limitless Digital is also in early discussions with a strategic partner to launch a digital asset investment fund, targeting promising opportunities in the blockchain space. While these negotiations are ongoing and no assurances can be made at this time, the potential fund would serve as a vehicle to further diversify Limitless X Holdings Inc.’s exposure to this emerging sector.

Over the next two years, we will focus on launching and tokenizing blockchain-based games that allow users to earn rewards tied to Limitless X Holdings Inc. securities, creating a value-generating loop between gameplay, ownership, and the broader Limitless X ecosystem. By applying blockchain innovations across multiple verticals, Limitless Digital aims to unlock new revenue streams, improve operational efficiencies, and deliver tangible value to both users and shareholders.

Limitless Living

Limitless Living, a Florida corporation, is reimagining real estate through a transformative lens—one where residential development is no longer just about buildings, but about building better lives. The company is actively evaluating a variety of real estate investment opportunities, with a core focus on developing residential communities that inspire and elevate their residents through innovative wellness-centered amenities, lifestyle design, and community curation.

As health and wellness continue to dominate global priorities, a clear trend has emerged in the real estate sector: people want to look good, feel great, and live in environments that support their journey toward optimal well-being. Most developers focus on amenities as a checklist—gyms, yoga rooms, wellness spas—but fail to recognize that wellness is a lifestyle built on intentionality: who you live around, the air you breathe, the water you drink, the food you eat, and the energy you surround yourself with.

That’s why Limitless Living’s vision is not just to construct beautiful spaces, but to build like-minded, supportive communities that empower residents to become the best version of themselves. Our developments will screen for alignment with wellness values, creating an intentional living ecosystem that fosters connection, growth, accountability, and vitality. Every detail—from air filtration systems and water purification to circadian lighting, soundscaping, and onsite nutrition education—will be thoughtfully designed to support physical, emotional, and mental health.

We are currently in discussions with a major residential and commercial real estate development firm based in Southern Florida, who would come on board as a strategic partner and advisor. They bring not only a wealth of experience and expertise but also a network of financial partners and a portfolio of high-net-worth clients—key components to promoting the project’s success from both a development and capital perspective. While we are optimistic regarding the timeline for these ambitious projects, such developments may take many months to several years, and we cannot, at this point in time, provide a concrete estimate as to when any given project may come to fruition.

Depending on the location, the estimated total cost for each development is projected between $20 million and $30 million. In the U.S., we anticipate needing between $5 million and $7.5 million in capital on hand to effectively carry and complete a project. Funding for such projects will be sourced from the proceeds of this Offering and from traditional avenues such as bank loans and other private investors with whom we have existing relationships. These figures are scalable based on geographic market, with potential to expand to international wellness living communities once the model proves successful.

In parallel to developing its own branded properties, Limitless Living is also actively exploring strategic financing opportunities in the real estate sector, specifically projects that align with its mission of integrating wellness and lifestyle with contemporary construction. Whether as developer or capital partner, the company is committed to contributing to a global shift in how people live—intentionally, holistically, and limitlessly.

Our Compliance Team

As a company, all of our compliance matters are managed in-house by our Chief Operating Officer and our VP of Legal Affairs, who work closely together to make sure that all aspects of our operations are in compliance with the relevant legal and regulatory requirements. This includes supervising data security, privacy rights and making sure that our products meet or exceed the standards of applicable government regulations. Our team believes in upholding the highest levels of transparency, accountability, and ethical practices throughout all departments. They also keep a close eye on any changes in the regulatory landscape, and they implement the necessary changes to maintain compliance. We believe protecting customer information and their privacy is important, and we also want to stay ahead of changing legal standards to avoid any risks to the business.

Regulatory Compliance

FDA and FTC

We are subject to various federal, state, and local laws, regulations and administrative practices that affect our business. The safety, formulation, manufacturing, processing, packaging, importation, labeling, promotion, advertising, and distribution of our dietary supplements, are subject to regulation by several federal agencies, including the FDA, the FTC, the USDA and the CPSC.

The FDA exercises broad jurisdiction over the labeling and promotion of dietary supplements. Labeling is a broad concept that, under most circumstances, extends even to product-related claims and representations made on package inserts, and in some cases, a company’s website and printed or digital media. All dietary supplements, must bear labeling that provides consumers with specific information with respect to standards of product identity, net quantity/weight, nutrition or supplement facts labeling, ingredient statements, contact information for the manufacturer/packer/distributor, allergens, and certain other disclosures.

The FDA has comprehensive authority to regulate the safety of dietary supplements, dietary ingredients, labeling and current good manufacturing practices. The DSHEA, enacted in 1994, greatly expanded the FDA’s regulatory authority over dietary supplements. Through DSHEA, dietary supplements became a separately regulated subcategory of food, and the FDA was empowered to establish good manufacturing practice regulations governing key aspects of the production of dietary supplements, including quality control, record keeping, packaging, and labeling. DSHEA also expressly permits dietary supplements to make label claims and promotional statements describing how a product affects the structure, function or general well-being of the body if adequate scientific evidence exists to substantiate the claim, although no statement may expressly or implicitly represent that a dietary supplement will diagnose, cure, treat or prevent a disease, which are claims reserved for drug products that are regulated separately by the FDA.

The FDA has broad authority to enforce the provisions of the FDCA applicable to the safety, labeling, manufacturing, transport, and promotion of dietary supplements, including powers to issue a public warning letter to a company, publicize information about illegal, misbranded, or adulterated products, instituting a seizure action, an injunction action, or a criminal prosecution. In the past few years, the FDA has commenced enforcement actions against dietary supplement companies by issuing warning letters regarding products that make impermissible claims related to treatments and cures for various diseases.

In addition to the FDA’s regulatory control over product labeling, the FTC also exercises jurisdiction over the advertising of foods and dietary supplements, including health benefit claim, as well as deceptive advertising methods. The FTC has the power to levy monetary sanctions and demand “consent decrees” or seek judgments that include penalties and restitution to consumers that can severely limit a company’s business practices. In recent years, the FTC has instituted numerous enforcement actions against dietary supplement companies for failure to have adequate substantiation for claims made in advertising or for the use of false or misleading advertising claims. In December of 2022, FTC issued its Health Products Compliance Guidance that suggests that at least one randomized clinical trial may be necessary for any claim regarding the health benefits of a product. In addition to FTC warning letters and enforcement actions, private parties are increasingly initiating broad consumer class actions against food and dietary supplement manufacturers for false or misleading labeling and/or advertising.

As is common in our industry, we rely on our suppliers and contract manufacturers to ensure that the products they manufacture and sell to us comply with all applicable regulatory and statutory requirements. In general, we seek certifications of compliance, representations and warranties, indemnification and insurance from our suppliers and contract manufacturers, directly or through our distributor. However, even with adequate certifications, representations and warranties, insurance and indemnification, any claims of non-compliance could significantly damage our reputation and consumer confidence in the products we sell. In addition, the failure of such products to comply with applicable regulatory and legislative requirements could prevent us from marketing the products or require us to recall or withdraw such products from our stores.

Data Privacy

In the ordinary course of our business, we might collect and store in our internal and external data centers, cloud services and networks sensitive data, including our proprietary business information and that of our customers, suppliers, and business collaborators, as well as personal information of our customers and employees. The secure processing, maintenance and transmission of this information is critical to our operations and business strategy. The number and sophistication of attempted attacks and intrusions that companies have experienced from third parties has increased over the past few years. Despite our security measures, it is impossible for us to eliminate this risk.

A number of states in the United States have enacted data privacy and security laws and regulations that govern the collection, use, disclosure, transfer, storage, disposal, and protection of personal information, such as social security numbers, financial information, and other sensitive personal information. For example, all 50 states and several U.S. territories now have data breach laws that require timely notification to affected individuals, and at times regulators, credit reporting agencies and other bodies, if a company has experienced the unauthorized access or acquisition of certain personal information. Other state laws, particularly the California Consumer Privacy Act, as amended (“CCPA”), among other things, contain disclosure obligations for businesses that collect personal information about residents in their state and afford those individuals new rights relating to their personal information that may affect our ability to collect and/or use personal information. Further, the California Privacy Rights Act (“CPRA”) was recently voted into law by California residents. The CPRA significantly amends the CCPA and imposes additional data protection obligations on covered companies doing business in California, including additional consumer rights processes and opt outs for certain uses of sensitive data. It also creates a new California data protection agency specifically tasked to enforce the law, which would likely result in increased regulatory scrutiny of California businesses in the areas of data protection and security. The substantive requirements for businesses subject to the CPRA went into effect on January 1, 2023, and became enforceable on July 1, 2023. Meanwhile, several other states and the federal government have considered or are considering privacy laws like the CCPA. We will continue to monitor and assess the impact of these laws, which may impose substantial penalties for violations, impose significant costs for investigations and compliance, allow private class-action litigation and carry significant potential liability for our business.

Outside of the United States, data protection laws, including the European Union General Data Protection Regulation (the “GDPR”), also might apply to some of our operations or business collaborators. Legal requirements in these countries relating to the collection, storage, processing, and transfer of personal data/information continue to evolve. The GDPR imposes, among other things, data protection requirements that include strict obligations and restrictions on the ability to collect, analyze and transfer personal data/information of persons located in the European Union, a requirement for prompt notice of data breaches to data subjects and supervisory authorities in certain circumstances, and possible substantial fines for any violations (including possible fines for certain violations of up to the greater of €20 million or 4% of total company revenue). Other governmental authorities around the world have enacted or are considering similar types of legislative and regulatory proposals concerning data protection.

The interpretation and enforcement of the laws and regulations described above are uncertain and subject to change, and may require substantial costs to monitor and implement and maintain adequate compliance programs. Failure to comply with United States and international data protection laws and regulations could result in government enforcement actions (which could include substantial civil and/or criminal penalties), private litigation and/or adverse publicity and could negatively affect our operating results and business.

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

Human Capital

As of the date of this Offering Circular, we have 9 full-time employees and 5 sub-contractors. None of our employees are members of a labor union or covered by a collective bargaining agreement.

Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing, and integrating our existing and new employees, advisors, and consultants. The principal purposes of our equity incentive plans are to attract, retain and reward personnel through the granting of equity-based compensation awards in order to increase shareholder value and the success of our business by motivating such individuals to perform to the best of their abilities and achieve our objectives.

Legal Proceedings

From time to time, the Company is involved in legal proceedings. arising in the ordinary course of our business, the resolution of which we do not anticipate would have, individually or in the aggregate, a material adverse effect on our business, financial condition, or results of operations. For more detail regarding litigation matters, please see Item 8. Financial Statements which contains Company’s audited financial statements for fiscal 2024 and 2023 – Footnote 12 – Commitments and Contingencies.

Properties

We have a lease for our corporate headquarters located at 9777 Wilshire Blvd., #400, Beverly Hills, CA 90212.

Corporate History and Background

The Company was formed in the State of Nevada on June 3, 1996, as Vyta Corp. On November 5, 2010, the Company changed its name to Bio Lab Naturals, Inc. On May 11, 2022, Bio Lab Naturals, Inc., a Delaware corporation (“Bio Lab”), entered into a Share Exchange Agreement (the “Share Exchange Agreement”) with Limitless X, Inc., a Nevada corporation (“Limitless X”), and its 11 shareholders (the “Limitless X Nevada Acquisition”). The parties completed and closed the Limitless X Acquisition on May 20, 2022. Concurrently with the Limitless X Nevada Acquisition, Jaspreet Mathur, the founder, and principal shareholder of Limitless X, also purchased from Helion Holdings LLC, shares of Bio Lab’s Class A Stock, which at all times have a number of votes equal to 60% of all of the issued and outstanding shares of common stock of Bio Lab. On June 10, 2022, the Company changed its name to Limitless X Holdings Inc.

Corporate Information

We are a Delaware corporation. Our corporate headquarters are located at 9777 Wilshire Blvd., #400, Beverly Hills, CA 90212. Our telephone number is (855) 413-7030. We maintain a website at https://www.limitlessx.com/.

We conduct business through our six active subsidiaries companies.

Reports to Security Holders

We provide an annual report that includes audited financial information to our shareholders. We will make our financial information equally available to any interested parties or investors through compliance with the disclosure rules for a small business issuer under the Exchange Act. We are subject to disclosure filing requirements including filing Form 10-K annually and Form 10-Q quarterly. In addition, we will file Form 8-K and other proxy and information statements from time to time as required. We do not intend to voluntarily file the above reports in the event that our obligation to file such reports is suspended under the Exchange Act. The public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains a website (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

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

Summary of Risk Factors

●	We have incurred significant losses, we expect to incur losses in the future, and we may not be able to generate sufficient revenue to achieve and maintain profitability.

●	The report of the independent registered public accounting firm includes a going concern uncertainty explanatory paragraph.

●	All of the current brands and products that we sell and promote are owned or controlled by our Chief Executive Officer and we may lose all of our business at any time.

●	We are in the process of expanding into a variety of different industries through our subsidiaries, any one of which ventures may prove to be unsuccessful.

●	If we fail to cost-effectively acquire new consumers or retain our existing consumers, our business could be adversely affected.

●	Use of social media and influencers may materially and adversely affect our reputation or subject us to fines or other penalties.

●	If we fail to retain existing customers, or fail to maintain average order value levels, we may not be able to maintain our revenue base and margins, which would have a material adverse effect on our business and operating results.

●	We rely on third parties for some essential business operations and services, and disruptions or failures in service or changes in terms may adversely affect our ability to deliver goods and services to our customers.

●	Shipping is a critical part of our business and any changes in our shipping arrangements or any interruptions in shipping could adversely affect our operating results.

●	Increases in labor costs, including wages, could adversely affect our business, financial condition, and results of operations.

●	If we fail to maintain and enhance awareness of our brand, our business and financial results could be adversely affected.

●	We could face liability for information displayed via our e-commerce webpages and our other websites.

●	Advertising inaccuracies or product mislabeling may have an adverse effect on our business by exposing us to lawsuits, product recalls or regulatory enforcement actions, increasing our operating costs and reducing demand for our product offerings.

●	We are subject to a number of other laws and regulations, which could impact our business.

●	Our future financial performance and our ability to commercialize our products and services and to compete effectively will depend, in part, on our ability to manage any future growth effectively.

●	We have authorized and designated Class A Preferred Convertible Stock, which have voting rights of 60% of our common stock at all times.

●	Jaspreet Mathur, our Chief Executive Officer, owns greater than 50% of our voting securities which will cause us to be deemed a “controlled company” under the rules of NYSE American.

●	Because insiders control our activities, that may cause us to act us in a manner that is most beneficial to them and not to outside shareholder which could cause us not to take actions that outside shareholders might view favorably.

●	We are dependent upon our management, founders, key personnel, and consultants to execute our business plan, and many of them have concurrent responsibilities at other companies.

●	There are limitations on the liability of our directors.

●	We can issue future series of shares of preferred stock without shareholder approval which could adversely affect the rights of common shareholders.

●	Our securities are considered a penny stock, and therefore are subject to the penny stock rules, as such, U.S. broker-dealers may be discouraged from effecting transactions in our securities.

●	We have not paid dividends in the past and do not expect to pay dividends in the foreseeable future.

RISKS RELATED TO OUR BUSINESS

Our future profitability is uncertain.

We have incurred losses in recent quarters. Because we operate in the highly competitive nutritional supplement industry and are or expect to expand into film and television, regenerative skin care, digital assets, entertainment and real estate, we have difficulty predicting our future operating results, and we cannot be certain that our revenue will grow at rates that will allow us to reach or maintain profitability on a quarterly or annual basis.

We have incurred recurring losses and may not be profitable in the future. Our plans to maintain and increase liquidity may not be successful. The report of the independent registered public accounting firm includes a going concern uncertainty explanatory paragraph.

We have a history of operating losses and negative cash flow in operating activities. We have incurred recurring net losses, including net losses from operations before income taxes of $4.2 million for the year ended December 31, 2024 and we had an accumulated deficit of $38.8 million at December 31, 2024. These factors raise substantial doubt as to our ability to continue as a going concern, and our independent registered public accounting firm has included a going concern uncertainty explanatory paragraph in their report for 2024. Our cash needs will depend on numerous factors, including our revenues, completion of our product development activities, customer and market acceptance of our product, and our ability to reduce and control costs. We expect to devote substantial capital resources to, among other things, fund operations and continue development plans. To support our existing and planned business model, the Company needs to raise additional capital to fund our future operations. The Company has not experienced any difficulty in raising funds through loans, and has not experienced any liquidity problems in settling payables in the normal course of business and repaying loans when they fall due. Successful renewal of our loans, however, is subject to numerous risks and uncertainties. In addition, the increasingly competitive industry conditions under which we operate may negatively impact our results of operations and cash flows. Additional debt financing is anticipated to fund the Company’s operations in the near future. However, there are no current agreements or understandings with regard to the form, time or amount of such financing and there is no assurance that any of this financing can be obtained or that the Company can continue as a going concern.

We have incurred significant losses, we expect to incur losses in the future, and we may not be able to generate sufficient revenue to achieve and maintain profitability.

For the year ended December 31, 2024, we incurred net losses of $3 million. We expect to continue to incur significant expenses and operating losses for the foreseeable future as we (i) expand our business into new areas, which includes film and television, regenerative skin-care, entertainment and fin-tech, and which may not come to fruition and prove successful (ii) broaden our customer base, (iii) develop our retail and wholesale distribution platforms, and (iv) make expenditures in an effort to enhance our existing online direct-to-consumer website. Historically, we have devoted most of our financial and other resources on sales and marketing; continued expansion of our business; and general administration expenses, including legal, accounting, and other expenses. We may not succeed in increasing our revenues, which historically have been reliant on our online direct-to-consumer website, in a manner that will be sufficient to offset these higher expenses. Any failure to increase our revenues as we implement initiatives to grow our business could prevent us from achieving profitability. We cannot be certain that we will be able to achieve profitability on a quarterly or annual basis, if at all. If we are unable to address these risks and difficulties as we encounter them, our business, financial condition, and results of operations may suffer.

All of the current brands and products that we sell and promote are licensed from Limitless Performance, Inc., an entity owned by our Chief Executive Officer and we may lose all of our business at any time.

All of the current brands and products, including the NZT-48 products, that we sell and promote are licensed from Limitless Performance, Inc. (“LPI”), an entity owned by Jas Mathur, our Chief Executive Officer. If Mr. Mathur chooses, on behalf of LPI, to terminate our licensing agreement, we will effectively lose all of our current business. We entered into the licensing agreement with LPI for our current marketed brands in 2021 and it has a five-year term with automatic renewal for five years, whereby the licensor is not able to terminate the agreement with us before the end of a given term except “for cause.” However, the licensing agreement only grants us a non-exclusive license to manufacture, market, and distribute the brand’s products. Therefore, there is a possibility that LPI could work with other companies to manufacture, market, and distribute its products or replace us entirely. If this occurs, our revenues will significantly decline or stop completely. In addition, the trademarks for our name, “Limitless X,” and logo, are owned by entities that are owned or controlled by Mr. Mathur. In the event that he chooses, on behalf of LPI, to restrict our use of these trademarks, we will not be able to use our name and logo and would have to change our name.

If we fail to cost-effectively acquire new consumers or retain our existing consumers, our nutritional supplements business could be adversely affected.

Our success in our nutritional supplements business depends on our ability to attract new customers and engage existing customers cost-effectively. To acquire and engage customers, we must, among other things, promote and sustain our platform, and provide high-quality products, user experiences, and customer service. If customers do not perceive our e-commerce service or products to be reliable and of high quality, if we fail to introduce new and improved products, or if we introduce new products that are not favorably received by the market, we may not be able to attract or retain customers.

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

We must expend resources to maintain consumer awareness of our current nutritional supplement brands, to develop new business divisions in television and film, regenerative skin-care, fintech, entertainment and real estate and generate interest in our current and new products. Our marketing strategies and channels will evolve, and our efforts may or may not be successful.

To remain competitive and expand and keep market share for our current nutritional products (including new and advanced versions of these products) and to develop our new businesses in television and film, regenerative skin care, fintech, entertainment and real estate, across our various channels, we need to increase our marketing and advertising spending. Substantial advertising and promotional expenditures will be required to maintain or improve our brands’ market position and to develop our new business divisions, which includes our television and entertainment, regenerative skin care, fintech, entertainment and real estate divisions. An increase in our marketing and advertising efforts may not maintain our current reputation, lead to increased brand awareness, or attract new customers. If we are unable to maintain and promote a favorable perception of our brand and products on a cost-effective basis, our business, financial condition, results of operations, and prospects could be adversely affected.

Use of social media and influencers may materially and adversely affect our reputation or subject us to fines or other penalties.

We use third-party social media platforms as, among other things, marketing tools. We also maintain relationships with many social media influencers and engage in sponsorship initiatives. As existing e-commerce and social media platforms continue to rapidly evolve and new platforms develop, we must continue to maintain a presence on these platforms and establish presences on new or emerging popular social media platforms. If we are unable to cost-effectively use social media platforms as marketing tools or if the social media platforms that we use change their policies or algorithms, we may not be able to fully optimize such platforms, and our ability to maintain and acquire customers and our financial condition may suffer.

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

Negative commentary regarding us, our products, or influencers and other third parties who are affiliated with us may be posted on social media platforms and may be adverse to our reputation or business. Influencers with whom we maintain relationships could engage in behavior or use their platforms to communicate directly with our customers in a manner that reflects poorly on our brand and may be attributed to us or otherwise adversely affect us. It is not possible to prevent such behavior, and the precautions we take to detect this activity may not be effective in all cases. Our target consumers often value readily available information and often act on such information without further investigation and without regard to its accuracy. The harm may be immediate without affording us an opportunity for redress or correction.

If we fail to retain existing customers, or fail to maintain average order value levels, we may not be able to maintain our revenue base and margins, which would have a material adverse effect on our business and operating results.

A significant portion of our net sales is generated from sales to existing customers. If existing customers no longer find our product offerings appealing, or if we are unable to timely update our product offerings to meet current trends and customer demands, our existing customers may make fewer or smaller purchases in the future. A decrease in the number of our customers who make repeat purchases or a decrease in their spending on the merchandise we offer could negatively impact our operating results. Further, we believe that our future success will depend in part on our ability to increase sales to our existing customers over time, and if we are unable to do so, our business may suffer. If we fail to generate repeat purchases or maintain high levels of customer engagement and average order value, our growth prospects, operating results, and financial condition could be materially adversely affected.

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

In addition, products and merchandise we receive from manufacturers and suppliers may not be of sufficient quality or free from damage, or such products may be damaged during shipping, while stored in our warehouse fulfillment centers or with third-party e-commerce or retail customers or when returned by consumers. We may incur additional expenses, and our reputation could be harmed if consumers and potential consumers believe that our products do not meet their expectations, are not properly labelled, or are damaged. Quality control problems could also result in regulatory action, such as FDA Warning Letters, restrictions on importation, product liability litigation, product seizures, products of inferior quality or product stock outages or shortages, harming our sales and creating inventory write-downs for unusable products.

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

We rely or may rely on software-as-a-service (“SaaS”) technologies from third parties in order to operate critical functions of our business, including financial management services, payment processing, customer relationship management services, website platform services, e-commerce services, email services, supply chain services, and data storage services. If these services become unavailable due to extended outages or interruptions or because they are no longer available on commercially reasonable terms or prices or for any other reason, or if we fail to migrate successfully to new services, our expenses could increase, our ability to manage our finances could be interrupted, our processes for managing sales of our offerings and supporting our consumers could be impaired, our ability to communicate with our suppliers could be weakened and our ability to access or save data stored to the cloud may be impaired until equivalent services, if available, are identified, obtained, and implemented, all of which could have an adverse effect on our business, financial condition, results of operations, and prospects.

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

If any of our key suppliers becomes insolvent, ceases, or significantly reduces its operations, or experiences financial distress, or if any environmental, economic, or other outside factors impact their operations, our operations could be substantially disrupted. If we are unable to identify or enter into distribution relationships with new suppliers or to replace the loss of any of our existing suppliers, we may experience a competitive disadvantage, our business may be disrupted and our business, financial condition, results of operations, and prospects could be adversely affected.

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

Our reputation and our consumers’ willingness to purchase our products depend in part on our suppliers’, manufacturers’, and retail partners’ compliance with ethical employment practices, such as with respect to child labor, wages, and benefits, forced labor, discrimination, safe and healthy working conditions, and with all legal and regulatory requirements relating to the conduct of their businesses. We do not exercise control over our suppliers, manufacturers, and retail partners and cannot guarantee their compliance with ethical and lawful business practices. If our suppliers, manufacturers, or retail partners fail to comply with applicable laws, regulations, safety codes, employment practices, human rights standards, quality standards, environmental standards, production practices, or other obligations, norms, or ethical standards, our reputation and brand image could be harmed, and we could be exposed to litigation, investigations, enforcement actions, monetary liability, and additional costs that would harm our reputation, business, financial condition, results of operations, and prospects.

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

Our warehouse and fulfillment/distribution functions are currently primarily handled from a single facility. Our current fulfillment/distribution operations are dependent on the continued use of this facility. Any significant interruption in the operation of the warehouse and fulfillment/ distribution center due to COVID-19 restrictions, natural disasters, accidents, system issues or failures, or other unforeseen causes that materially impair our ability to access or use our facility, could delay, or impair the ability to distribute merchandise and fulfill online orders, which could cause sales to decline.

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

In addition, we are also subject to risk from inflation and increasing market prices of certain supplies and raw materials, which are incorporated into our products or used by our suppliers to manufacture our products. These components, supplies, and commodities may from time to time become restricted, or general market factors and conditions may affect pricing of such components, supplies, and commodities, such as inflation or supply chain constraints.

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

Labor is a significant portion of our cost structure and is subject to many external factors, including unemployment levels, prevailing wage rates, minimum wage laws, potential collective bargaining arrangements, health insurance costs and other insurance costs, and changes in employment and labor legislation or other workplace regulation. From time to time, legislative proposals are made to increase the federal minimum wage in the United States, as well as the minimum wage in California and a number of other states and municipalities, and to reform entitlement programs, such as health insurance and paid leave programs. As minimum wage rates increase or related laws and regulations change, we may need to increase not only the wage rates of our minimum wage employees, but also the wages paid to our other hourly or salaried employees. Any increase in the cost of our labor could have an adverse effect on our business, financial condition, and results of operations or if we fail to pay such higher wages, we could suffer increased employee turnover. Increases in labor costs could force us to increase prices, which could adversely impact our sales. If competitive pressures or other factors prevent us from offsetting increased labor costs by increases in prices, our profitability may decline and could have a material adverse effect on our business, financial condition, and results of operations.

We face competition in our market from various companies, most of which have greater financial, technical, and other resources than us.

We face significant competition from other companies operating in the health and wellness space and other industries into which we intend to expand such as film and entertainment, fintech, and real estate. Our operating results could suffer if we fail to compete effectively. These industries are intensely competitive and subject to rapid and significant change. We have competitors both in the United States and internationally. Many of our competitors have substantially greater financial, technical, and other resources, such as larger staff and experienced marketing departments and manufacturing wings. These companies may obtain market acceptance more rapidly than we can and may be more effective in selling and marketing their products and services as well. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large, established companies. Our ability to compete depends, in part, upon a number of factors outside our control, including the ability of our competitors to develop products and services that are superior. Competition may increase further as a result of greater availability of capital for investment in these industries. Our competitors may succeed in developing, acquiring, or licensing similar products or services that we may develop. If we fail to successfully compete in our market, or if we incur significant expenses in order to compete, it could have a material adverse effect on our results of operations.

Our business model is evolving.

Our business model is unproven and is evolving. In December 2024 and January 2025, we announced that we were entering into new industries, including television and film, entertainment, fintech, real estate and regenerative skin care. Accordingly, our initial business model may not be successful and may need to be changed. Our ability to generate significant revenues will depend, in large part, on our ability to successfully market our products to potential users who may not be convinced of the need for our products and services or who may be reluctant to rely upon third parties to develop and provide these products. We intend to continue to develop our business model as our market continues to evolve.

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

We may be subjected to claims for defamation, negligence, copyright, or trademark infringement, or based on other theories relating to the information we publish on our e-commerce webpages and on any of our websites. These types of claims have been brought, sometimes successfully, against similar companies in the past. We are currently involved in a lawsuit related to this issue as noted “Item 8. Financial Statements which contains Company’s audited financial statements for fiscal 2024 and 2023 – Footnote 12 – Commitments and Contingencies.” In addition, based on links we provide to third-party websites, we could also be subjected to claims based upon online content we do not control that is accessible from our e-commerce webpages.

RISKS RELATING TO GOVERNMENT REGULATION AND POLICIES

Government regulation of the internet and e-commerce is evolving and unfavorable changes or failure by us to comply with these regulations could have an adverse effect on our business, financial condition, results of operations, and prospects.

We are subject to general business regulations and laws as well as regulations and laws specifically governing the internet and e-commerce, including consumer protection regulations that regulate retailers and govern the promotion and sale of merchandise. Existing and future regulations and laws could impede the growth of the Internet, e-commerce, or mobile commerce, which could in turn adversely affect our growth. These regulations and laws may involve taxes, tariffs, privacy and data security, anti-spam, content protection, electronic contracts and communications, consumer protection, sales practices, subscription programs, and internet neutrality. It is possible that general business regulations and laws, or those specifically governing the internet or e-commerce, may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or our practices. We cannot be sure that our practices have complied, comply, or will comply fully with all such laws and regulations.

Any failure, or perceived failure, by us to comply with any of these laws or regulations could result in damage to our reputation, a loss in business, and proceedings or actions against us by governmental entities, customers, suppliers, or others. Any such proceeding or action could hurt our reputation, force us to spend significant amounts in defense of these proceedings, distract our management, increase our costs of doing business, decrease the use of our website and mobile applications by customers and suppliers, and may result in the imposition of monetary liabilities and burdensome injunctions that could, for example, require changes to our business practices. We may also be contractually liable to indemnify and hold harmless third parties from the costs or consequences of noncompliance with any such laws or regulations. As a result, adverse developments with respect to these laws and regulations could have an adverse effect on our business, financial condition, results of operations, and prospects.

We are subject to a number of other laws and regulations, which could impact our business.

We are subject to a broad range of federal, state, local, and foreign laws and regulations intended to protect public and worker health and safety, natural resources, the environment, and consumers. Our operations are subject to regulation by the Occupational Safety and Health Administration (“OSHA”), the Food and Drug Administration (“FDA”), the Consumer Product Safety Commission (“CPSC”), the United States Department of Agriculture (“USDA”), the Federal Trade Commission (“FTC”), and by various other federal, state, local and foreign authorities regarding the manufacture, processing, packaging, storage, sale, order fulfillment, advertising, labeling, import and export of our products. In addition, we and our manufacturing partners are subject to additional regulatory requirements, including state, local and foreign environmental, health and safety legislative and regulatory authorities and the National Labor Relations Board, covering such areas as discharges and emissions to air and water, the use, management, disposal and remediation of, and human exposure to, hazardous materials and wastes, and public and worker health and safety, and current Good Manufacturing Practice requirements (“GMPs”) enforced by the FDA.

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

Failure by our network of retail and e-commerce partners, suppliers, or manufacturers to comply with product safety, environmental, or other laws and regulations, or with the specifications and requirements of our products, may disrupt our supply of products and adversely affect our business.

If our network of retail and e-commerce partners, suppliers, or manufacturers fail to comply with environmental, health and safety, or other laws and regulations, or face allegations of non-compliance, their operations may be disrupted, and our reputation could be harmed. Additionally, our retail and e-commerce partners, suppliers, and manufacturers are required to maintain the quality of our products and to comply with our standards and specifications. In the event of actual or alleged non-compliance, we might be forced to find alternative retail or e-commerce partners, suppliers, or manufacturers and we may be subject to lawsuits and/or regulatory enforcement actions related to such non-compliance by the suppliers and manufacturers. As a result, our supply of products could be disrupted or our costs could increase, which could adversely affect our business, financial condition, results of operations, and prospects. The failure of any partner or manufacturer to produce products that conform to our standards could adversely affect our reputation in the marketplace and result in product recalls, product liability claims, government, or third-party actions, or economic loss. For example, a manufacturer’s failure to meet GMPs could result in the delivery of a product that is subject to a product recall, product liability litigation, or government investigations and enforcement. Additionally, actions we may take to mitigate the impact of any disruption or potential disruption in our supply of materials or finished inventory, including increasing inventory in anticipation of a potential supply or production interruption, could have an adverse effect on our business, financial condition, results of operations, and prospects.

We, as well as our suppliers, are subject to numerous federal, state and local laws and regulations and our compliance with these laws and regulations, as they currently exist or as modified in the future, may increase our costs, limit or eliminate our ability to sell certain products, require recalls of certain products, raise regulatory enforcement risks not present in the past or otherwise adversely affect our business, results of operations and financial condition.

We are subject to various federal, state, and local laws, regulations and administrative practices that affect our business. Our suppliers and contract manufacturers are also subject to such laws and regulations. The safety, formulation, manufacturing, processing, packaging, importation, labeling, promotion, advertising, and distribution of products we sell in our stores, including private label products, are subject to regulation by several federal agencies, including the FDA, the FTC, the USDA, the CPSC and the EPA, as well as by various state and local agencies.

Our sale of dietary supplements is subject to the FDA’s comprehensive regulatory authority under the FDCA, as amended by the Dietary Supplement Health and Education Act (“DSHEA”). DSHEA greatly expanded the FDA’s regulatory authority over dietary supplements and empowered the FDA to establish good manufacturing practice regulations governing key aspects of the production of dietary supplements, including quality control, packaging, and labeling. Under DSHEA, a person or firm that markets a dietary supplement with structure, function, general well-being or nutrient deficiency claims on the product labeling must notify FDA about the claim within thirty days after first marketing the dietary supplement with the claim and no dietary supplement may bear a statement that expressly or implicitly represents that such supplement will diagnose, cure, treat or prevent a disease. If these laws and regulations were violated by our management, suppliers, distributors or vendors, we could be subject to regulatory enforcement action, public warning letters, product recalls, fines, penalties and sanctions, including injunctions against the future shipment and sale of products, seizure and confiscation of products, prohibition on the operation of our stores, restitution and disgorgement of profits, operating restrictions and even criminal prosecution in some circumstances. In addition, other public and private actors are increasingly targeting dietary supplement retailers and manufacturers with class action lawsuits for selling products that allegedly fail to adhere to the requirements of FDCA, DSHEA, and other federal and state statutes and requirements, including for failing to adhere to current GPMs, making false or misleading product statements, providing inaccurate ingredient identity and potency, and failing to control or disclose allergens, contaminants, residues and adulterants, as well as for state common and statutory laws regarding deceptive trade practices.

The storage, processing, and use of data, some of which contain personal information, are subject to complex and evolving privacy and data protection laws and regulations that could adversely affect our business and financial condition.

Some data we store, process, and use, contains personal information, which subjects us to a variety of privacy, rights of publicity, data protection, content, protection of minors, and consumer protection laws and regulations in the United States. These laws and regulations are constantly evolving, can be particularly restrictive, and may impose significant fines or penalties. The application and interpretation of these laws and regulations are often uncertain and could result in investigations, claims, changes to our business practices, and/or increased cost of operations, any of which could have a material adverse effect on our results of operations and financial condition.

A number of states have enacted laws or are considering the enactment of laws governing the protection of credit card or other personal information received from consumers. If we fail to comply with these laws, it could adversely affect our business and financial performance.

We face significant risks relating to cybersecurity threats.

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

Corporate Headquarters

Our executive offices are located in Beverly Hills, California. We do not own any real property, but lease an office space consisting of approximately 1,900 square feet for all of our corporate and subsidiary locations. We believe that substantially all of our property and equipment is in good condition, subject to normal wear and tear, and that our facilities have sufficient capacity to meet the current needs of our business.

Legal Proceedings

From time to time, the Company may become involved in legal proceedings arising in the ordinary course of our business, the resolution of which we do not anticipate would have, individually or in the aggregate, a material adverse effect on our business, financial condition, or results of operations.

RISKS RELATED TO OUR ORGANIZATION AND STRUCTURE

We have authorized and designated Class A Stock, which have voting rights of 60% of our common stock at all times.

We have 500,000 shares of our Class A Stock authorized and outstanding. The Class A Stock have a number of votes equal to 60% of all of the issued and outstanding shares of common stock of the Company. At this time, all shares of the Class A Stock are issued to Jaspreet Mathur, our Chief Executive Officer and majority shareholder. Therefore, at all times, our CEO will have voting control over all decisions requiring majority vote or consent.

Jaspreet Mathur, our Chief Executive Officer, owns greater than 50% of our voting securities which will cause us to be deemed a “controlled company” under the rules of NYSE American.

As a result of his ownership of all issued and outstanding shares of our Class A Stock, as well as ownership of our common stock, Mr. Mathur, our Chief Executive Officer currently holds approximately 87% of our voting securities (and will continue to own at least 60% of our voting stock at all times, including after our offering), and as such, we are a “controlled company” under the NYSE American Listing Rules. Under these rules, a company of which more than 50% of the voting power is held by an individual, a group, or another company is a “controlled company” and, as such, may elect to be exempt from certain corporate governance requirements.

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

Our officers, directors, and holders of 5% or more of our issued and outstanding common stock beneficially own approximately 92% of our issued and outstanding common stock and our CEO owns all of the Class A Stock. As a result, insiders and particularly our CEO effectively control all matters requiring shareholder approval, including the election of directors, the approval of significant corporate transactions, such as mergers and related party transactions. These insiders also have the ability to delay or perhaps even to block, by their ownership of our stock, an unsolicited tender offer. This concentration of ownership could have the effect of delaying, deterring, or preventing a change in control that you might view favorably.

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

Delaware General Corporation Laws exclude personal liability of our directors and our shareholders for monetary damages for breach of fiduciary duty except in certain specified circumstances. Accordingly, we will have a much more limited right of action against our directors than otherwise would be the case. This provision does not affect the liability of any director under federal or applicable state securities laws. Our charter documents also provide for the indemnification of directors to the fullest extent permitted by law and, to the extent permitted by such law, eliminate or limit the personal liability of directors for monetary damages for certain breaches of fiduciary duty. Insofar as indemnification for liabilities arising under the Securities Act of 1933, as amended (“the “Securities Act”) may be permitted to directors, officers, or persons controlling us pursuant to the foregoing provisions, we have been informed that in the opinion of the SEC such indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable.

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

Presently there is no requirement contained in our charter documents or minutes which requires officers and directors of our business to disclose to us business opportunities which come to their attention. Our officers and directors do, however, have a fiduciary duty of loyalty to us to disclose to us any business opportunities which come to their attention, in their capacity as an officer and/or director or otherwise. Excluded from this duty would be opportunities which the person learns about through his involvement as an officer and director of another company. See “Certain Relationships and Related Party Transactions”.

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

A significant number of additional shares of our common stock may be issued under the terms of existing securities, which issuances would substantially dilute existing stockholders and may depress the market price of our common stock.

As of April 1, 2025, we have 14,205,965 shares of our common stock issued and outstanding. In addition, we have outstanding stock options allowing for the purchase of 450,000 shares of our common stock. Also, we have an aggregate of 33,129,601 shares of our common stock that are issuable upon conversion of our Class A Stock, Class B Stock and Class C Stock. If these shares are issued pursuant to exercise of the options or conversion of the Class A, Class B or Class C Stock into common shares, it would substantially dilute our existing shareholders and could depress the market price of our common stock.

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

We currently have convertible preferred B shares in the amount of $1,742,953. Upon conversion of the preferred B shares to common stock, there will be substantial dilution of the current shareholders. There may also be substantial dilution to our shareholders as a result of future decisions of the board of directors to issue shares without shareholder approval for cash, services, or acquisitions.

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

We believe that companies have been increasingly subject to a wide variety of security incidents, cyberattacks and other attempts to gain unauthorized access. These threats can come from a variety of sources, ranging in sophistication from an individual hacker to a state-sponsored attack. Cyber threats may be generic, or they may be custom-crafted against our information systems. Over the past few years, cyber-attacks have become more prevalent and much harder to detect and defend against. Several key areas of our business depend on the use of information technologies, including production, manufacturing, marketing, and logistics, as well as clinical and regulatory matters. We also utilize systems that allow for the secure storage and transmission of proprietary or confidential information regarding our customers, employees, and others, including personal information. If we fail to maintain or protect our information systems and data integrity effectively, we could have problems in determining product cost estimates and establishing appropriate pricing, have difficulty preventing, detecting, and controlling fraud, have disputes with physicians, and other health care professionals, have regulatory sanctions or penalties imposed, have increases in operating expenses, incur expenses or lose revenues as a result of a data privacy breach, or suffer other adverse consequences and reputational damages. While we have invested in the protection of data and information technology, there can be no assurance that our efforts or those of our third-party collaborators, if any, or manufacturers, to implement adequate security and quality measures for data processing would be sufficient to protect against data deterioration or loss in the event of a system malfunction, or to prevent data from being stolen or corrupted in the event of a security breach. Any such loss or breach could harm our business, operating results, and financial condition. For a discussion of our management of cybersecurity risks, see Item 1C. “Cybersecurity-Risk Management” and “Governance.”

Provisions in our Charter and under Delaware law could make an acquisition of Limitless X more difficult, which acquisition may be beneficial to stockholders.

Provisions in our Charter and Amended and Restated Bylaws (“Bylaws”), as well as provisions of the General Corporation Law of the State of Delaware (the “DGCL”), which may discourage, delay or prevent a merger with, acquisition of or other change in control of Limitless X, even if such a change in control would be beneficial to our stockholders, include the following:

●	only our board of directors may call special meetings of our stockholders;

●	a director of the board may be removed only for cause and only by the affirmative vote of at least 75% of the shares then entitled to vote at a meeting of the stockholders called for that purpose;

●	we have designated preferred stock in the form of Class A Stock, which requires the Company to obtain the written consent of at least 51% of the outstanding shares of such Class A Stock before the company may liquidate, wind-up or effect any Liquidation Event (as defined in the Charter, a Liquidation Event includes a transaction such as a merger with another entity); and

●	we have authorized, undesignated preferred stock, the terms of which may be established and shares of which may be issued without stockholder approval.

Additionally, Section 203 of the DGCL prohibits a person who owns in excess of 15% of our outstanding voting stock from merging or combining with us for a period of three years after the date of the transaction in which the person acquired in excess of 15% of our outstanding voting stock, unless the merger or combination is approved in a prescribed manner. We have not opted out of the restriction under Section 203, as permitted under the DGCL.

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

ITEM 3. LEGAL PROCEEDINGS

There are currently no actions, suits, proceedings, inquiries or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our companies or our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect other than disclosed in Item 8. Financial Statements which contains Company’s audited financial statements for fiscal 2024 and 2023 – Footnote 12 – Commitments and Contingencies.

From time to time, the Company is involved in legal proceedings. The Company records a liability for those legal proceedings when it determines it is probable that a loss has been incurred, and the amount of the loss can be reasonably estimated. The Company also discloses when it is reasonably possible that a material loss may be incurred, however, the amount cannot be reasonably estimated. From time to time, the Company may enter into discussions regarding settlement of these matters, and may enter into settlement agreements, if it believes settlement is in the best interest of the Company and its shareholders.

The following is a summary of our current outstanding litigation:

●	Mentom Eyewear Inc. – A legal action was filed in the Los Angeles Superior Court against Limitless X Holdings Inc., four of its officers, and an unrelated company, alleging the breach of an Implied In-Fact Agreement and other causes of action related to it. We argued that there was no such agreement and demanded a dismissal of the action. The case was dismissed with an entry of dismissal filed by Mentom Eyewear Inc. on May 28, 2024.

●	Harpo Inc. – A legal action was filed in the Central District of California against Limitless X Inc. and two of its officers along with Emblaze One, Inc., alleging trademark infringement and dilution, unfair competition, false advertising, and violation of the right of publicity, all based on allegations that one of our advertisements contained the unauthorized use of a celebrity’s name and intellectual property, Harpo Inc. and OW Licensing Company LLC v. Emblaze One, Inc., et al., Case Number 2:23-cv-04459 VAP (ASx). Any exposure stemming from this action would be subject to indemnity from the advertising network responsible for the ads in question. We filed an answer and are currently engaging in the discovery process, including investigating the third-party liability. No liability has been recorded for this litigation because the Company believes that any such liability is not reasonably estimable at this time.

●	Lace Marketing LLC – A new case was filed and just served on us in early April 2025. The case is titled Lace Marketing LLC dba Leisurepay v. Limitless X Holdings Inc, et al, (with 9 other unrelated parties named as defendants), Case number 2024L014194 in Circuit Court of Cook County, Illinois. Liability is not estimable but the Company believes Limitless was wrongfully named and have a full defense as no contract or business relationship exists with this plaintiff and we are planning to file a motion to dismiss.

ITEM 4. MINE SAFETY DISCLOSURE

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is currently trading on the OTCQB under the symbol “LIMX” The closing price of our common stock on the OTCQB on April 10, 2024 was $0.51.

Holders

As of the date of this Annual Report, there are approximately 618 record holders of 14,430,965 shares of our common stock and 500,000 shares of Class A Preferred Stock.

Transfer Agent and Registrar

Our transfer agent is Mountain Share Transfer, Inc., 2030 Powers Ferry Rd. SE, Suite # 212, Atlanta, Georgia 30339. Their telephone number is (404) 474-3110.

Unregistered Sales of Equity Securities

None, except as previously disclosed.

Dividends

We have never paid cash dividends on our common stock. The board of directors presently intends to retain all earnings for use in our business and does not anticipate paying cash dividends in the foreseeable future. We do not have a dividend reinvestment plan or a direct stock purchase plan

Securities Authorized for Issuance Under Equity Compensation Plans.

The information required by this Item regarding equity compensation plans is incorporated by reference to the information set forth in Part III, Item 12 of this Annual Report on Form 10-K.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

There were no issuer purchases of equity securities during the year ended December 31, 2024.

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

OVERVIEW AND HISTORY

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

On June 10, 2022, Bio Lab changed its name to Limitless X Holdings Inc. From March 2022 through December 31, 2024, the Company’s revenues were generated from the sale of its nutritional supplements.

In December 2024 and January 2025, the Company announced that it planned to make a significant impact in television and film, regenerative skin care, fintech, entertainment and real estate. As of April 1, 2025, the Company will conduct business through its 6 active subsidiary companies.

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

RESULTS OF OPERATION

For the Year Ended December 31, 2024 Compared to the Year Ended December 31, 2023.

	Years Ended December 31,
	2024		2023		Changes
		% of		% of
	Amount	Sales	Amount	Sales	Amount	%
Revenue
Product sales	$3,355,961	100.0%	$15,484,495	99.9%	$(12,128,534)	-78.3%
	-	0.0%	15,000	0.1%	(15,000)	-100.0%
Total revenue	3,355,961	100.0%	15,499,495	100.0%	(12,143,534)	-78.3%

Cost of sales
Cost of sales	1,105,879	33.0%	4,672,408	30.1%	(3,566,529)	-76.3%
Total cost of sales	1,105,879	33.0%	4,672,408	30.1%	(3,566,529)	-76.3%

Gross profit	2,250,082	67.0%	10,827,087	69.9%	(8,577,005)	-79.1%

Operating expenses:
General and administrative	379,771	11.3%	2,826,652	18.2%	(2,446,881)	-86.6%
Advertising and marketing	1,997,123	59.5%	9,944,457	64.2%	(7,947,334)	-79.9%
Professional fees	876,243	26.1%	1,514,516	9.8%	(638,273)	-42.1%
Salaries and compensation	2,879,870	85.8%	2,880,398	18.6%	(528)	0.0%
Total operating expenses	6,133,007	182.7%	17,166,023	110.8%	(11,033,016)	-64.3%

Income (loss) from operations	(3,882,925)	-115.7%	(6,338,936)	-40.9%	2,456,011	-38.7%

Other income (expense)
Interest expense	(512,619)	-15.3%	(897,287)	-5.8%	384,668	-42.9%
Other income	10,477	0.3%	17,056	0.1%	(6,579)	-38.6%
Other expense	(7,825)	-0.2%	(30,000)	-0.9%	22,175	-73.9%
Gain (Loss) on debt settlement	216,914	6.5%	(6,624,457)	-197.4%	6,841,371	-103.3%
Gain (loss) on disposal of assets	(26,035)	-0.8%	-	0.0%	(26,035)	n/a
Total other income (expense), net	(319,088)	-9.5%	(7,534,688)	-48.6%	7,215,600	-95.8%

Net loss from continuing operations	(4,202,013)	-125.2%	(13,873,624)	-89.5%	9,671,611	-69.7%

Loss from discontinued operations	-	0.0%	(1,854)	0.0%	1,854	-100.0%

Income (loss) before income tax provision	(4,202,013)	-125.2.0%	(13,875,478)	-89.5%	9,671,611	-69.7%

Income tax provision	915	0.0%	-	0.0%	915	n/a

Net income (loss)	$(4,202,928)	-125.2%	$(13,875,478)	-89.5%	$9,672,550	-69.7%

Product Sales - Our product sales decreased by $12.1 million to $3.4 million for the year ended December 31, 2024 as compared to $15.5 million for the year ended December 31, 2023. The sales decrease was primarily attributable to changing affiliate marketing strategy to in-house sales through digital marketing. In 2023 partially and full year in 2024, there was a shift in our marketing strategies, including strategic advertisement placements with celebrities rather than depending on affiliate marketers who charge significant amount of marketing and affiliate costs.

Cost of Sales

Our cost of sales decreased by $3.6 million to $1.1 million, for the year ended December 31, 2024 compared to $4.7 million. This increase was primarily due to decrease in product revenue and a result of operations decreasing during the period.

Gross Profit

Gross profit for the year ended December 31, 2024 was $2.3 million or 67.0% of total revenue compared to $10.8 million and 69.9% of total revenue for the year ended December 31, 2023. The decrease in gross profit of $8.5 million was primarily due to decrease product revenue due to decrease in number of customer transactions and volume resulting from reduction in using affiliate third-party marketing. Our gross margin decrease was primarily due to slight increase in product costs.

Operating Expenses

During the year ended December 31, 2024, we recognized $6.1 million in operating expenses compared to $17.2 million for the year ended December 31, 2023. The decrease of $11.1 million was due to decrease in advertising and marketing, payroll, professional and legal fees, and bad debt expense.

●	Our advertising and marketing expense decreased by $7.9 million due to a shift in marketing strategies to bring digital marketing in-house and decrease in spendings to performance marketers (affiliate marketing).
●	Professional and legal fees decreased by $0.6 million due to higher fees for our audits and security counsel legal fees in 2023 compared to 2022.
●	Bad debt was $1.6 million in year 2023 compared to none in 2024.

Other Income (Expense)

For the year ended December 31, 2024, the Company incurred $0.5 million related to interest expense compared to $0.9 million of interest expense for the year ended December 31, 2023. The Company recorded loss on extinguishment of debt of $6.6 million for the year ended December 31, 2023 compared to gain of $0.2 million for the year ended December 31, 2024.

LIQUIDITY AND CAPITAL RESOURCES

We have a history of operating losses and negative cash flow in operating activities. We have incurred recurring net losses, including net losses from operations before income taxes of $4.2 million for the year ended December 31, 2024. We used $0.7 million of cash for operating activities the year ended December 31, 2024 and we had an accumulated deficit of $38.8 million at December 31, 2024. As of December 31, 2024, we had $53,549 in cash on hand. We expect our existing cash resources will not be sufficient to meet our anticipated cash resources during the next 12 months. These factors raise substantial doubt as to our ability to continue as a going concern, and our independent registered public accounting firm has included a going concern uncertainty explanatory paragraph in our report for 2024.

We intend to meet the balance of our cash requirements for the next 12 months through advances from related parties as well as a combination of equity financing through private placements or a registered public offering, subject to SEC approval. Regardless, there is no assurance that we will be successful in completing any private placement or other financings. If we are unsuccessful in obtaining sufficient funds through our capital raising efforts, we may review other financing options.

Cash Used in Operating Activities

During the year ended December 31, 2024, net cash used in operating activities was $0.7 million. The cash used in operating activities was primarily due to a net loss of $4.2 million off-set by increase and decrease in accounts payable, inventories, accrued expenses and royalty payable. During the year ended December 31, 2023 net cash used in operating activities was $6.9 million. The cash used in operating activities was primarily due to a net loss of $13.9 million off-set by changes in accounts payable and accrued expenses, royalty payable and inventories.

Cash Provided by Investing Activities

Net cash used in financing activities for the years ended December 31, 2024 and 2023 was $1,604.

Cash Provided by Financing Activities

Net cash provided by financing activities for the year ended December 31, 2024 was $0.6 million. This amount was incurred by increased borrowings from related parties, and shareholders. Net cash provided by financing activities for the year ended December 31, 2023 was $1.2 million. This amount was incurred by increased borrowings from shareholders and convertible debt.

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

Our customer contracts identify product quantity, price, and payment terms. Payment terms are granted consistent with industry standards. Although some payment terms may be more extended, the majority of the payment terms are less than 30 days. As a result, revenue is not adjusted for the effects of a significant financing component. Amounts billed and due from customers are classified as Accounts Receivables on the Balance Sheet.

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

BF Borgers’ audit reports on the Company’s consolidated financial statements as of and for the fiscal year ended December 31, 2023 did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to audit scope or accounting principles.

During the fiscal years ended December 31, 2024 and 2023, and the subsequent interim period through the date of this report, there were no reportable events within the meaning of Item 304(a)(1)(v) of Regulation S-K.

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

In connection with this annual report, as required by Rule 15d-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. Under the supervision of our Board of Directors, our Chief Executive Officer and Chief Financial Officer, acting as our principal executive officer and principal financial officer respectively, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2024 based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control - Integrated Framework (2013), our management concluded that our internal control over financial reporting was not effective as of December 31, 2024. Subject to the inherent limitations noted in this Part II, Item 9A as of December 31, 2024, our disclosure controls and procedures were not effective due to the existence of material weaknesses in our internal controls over financial reporting as discussed below. It is management’s responsibility to establish and maintain adequate internal control over financial reporting.

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

Management believes that the material weaknesses and ineffectiveness set forth in items (2), (3) and (4) above resulted in restatements in the financial statements as of and for the years ended December 31, 2024 and 2023. However, management believes that the lack of a functioning audit committee and lack of a majority of outside directors on our Company’s board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures may result in our Company’s financial statements for the future years being subject to error and inaccurate if controls, procedures, and professional financial officers are not maintained.

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

Due to insufficient funds during the year ended December 31, 2024, the Company has been unable to implement many of the remedies to the ineffective oversight. The Company will continue to implement the changes as laid out above as soon as funds are available to the Company.

We will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

ITEM 9B. OTHER INFORMATION

Rule 10b5-1 Plan and Non-Rule 10b5-1 Trading Arrangement Adoptions, Terminations, and Modifications

During the three months ended December 31, 2024, none of our directors or “officers” (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of SEC Regulation S-K.

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

The following table and paragraphs set forth information regarding our executive officers and directors, including the business experience for the past five years (and, in some instances, for prior years) of each such executive officer and director.

Name	Age	Position with the Company	Date Joined the Company
Jaspreet Mathur	40	Chief Executive Officer and Chairman	May 20, 2022
Benjamin Chung	48	Chief Financial Officer	May 20, 2022
Danielle Young	35	Chief Operating Officer	May 20, 2022
Rob Cucher	46	VP of Legal Affairs	May 20, 2022
Bharat Raj Mathur	67	Director	May 20, 2022
Amanda Saccomanno	31	Director	May 20, 2022
Dan Fleyshman	40	Director	October 3, 2022
Leon Anderson	36	Director	October 3, 2022
Michael Braun	38	Director	January 11, 2023
Hassan Iddrissu	45	Director	January 11, 2023
Arthur Sarkissian	75	Director	December 31, 2024

Biographical Information

Executive Officers

Jaspreet Mathur– Chief Executive Officer and Chairman of the Board of Directors

Jas Mathur is a renowned investor and tech entrepreneur with a proven track record of developing successful brands in the health and wellness industry. Over the years, he has garnered the backing of major figures in sports and entertainment, generating tens to hundreds of millions in revenue annually. As a trendsetter with over 10 million Instagram followers (@Limitless), Jas is driven by a passion for helping individuals achieve their health, wellness, and business goals—drawing inspiration from his own transformative journey of losing over 250lbs in his twenties.

On May 20, 2022, Jas became the Chairman and CEO of the company and joined its Board of Directors. His entrepreneurial journey began in January 2011 when he founded Kore Fit Living, a chain of retail stores in Canada specializing in vitamins, supplements, sports nutrition, athletic apparel, and fitness/MMA training equipment. In 2013, Jas launched Emblaze One, a global interactive web agency designed to serve the growing demand for e-commerce. Later, in November 2018, he introduced the Limitless brand, which manufactures health and wellness products while offering B2B services for brand development and digital marketing. In January 2022, Jas partnered with Dr. Mehmet Oz and HealthCorps, a nonprofit organization, to initiate health and wellness programs focused on empowering teens and young adults.

Benjamin Chung – Chief Financial Officer

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

Danielle Young – Chief Operating Officer

On May 20, 2022, Danielle Young was appointed our Chief Operating Officer. Ms. Young has been in public accounting for over twelve years. In January 2015, she was hired by Benjamin & Young, LLP, a mid-size CPA firm in Orange County, California as part of their tax department. In May 2019, she left Benjamin & Young and joined Benjamin & Ko, as the Director of Internal Audit, spearheading their operations as well as working with major public companies such as The Habit Burger, Aerovironment, and Ducommun Aerospace. After leaving Benjamin & Ko in July 2021, she started her own consulting firm, Irvine Advisory Services which focuses on IPO readiness preparation, internal audit, Sarbanes-Oxley, and corporate management. In June 2022, she was elected to the board of trustees of The Miss America Foundation.

Rob Cucher – VP of Legal Affairs

On May 20, 2022, Rob Cucher was appointed as our VP of Legal Affairs. Mr. Cucher is a seasoned attorney with 20 years of courtroom practice and experience representing clients on a wide range of legal matters including civil litigation, corporate governance, labor and employment, and commercial transactions, with a concentration in business law and health care. Since April 2017, Mr. Cucher has served as an officer and director of a technology company finding solutions to tracking chronic care and behavioral health conditions for patients throughout California. In February 2010, Mr. Cucher co-founded Sports for All Children, a non-profit providing athletic opportunities for children with special needs. Additionally, Mr. Cucher became a director in May 2019 of Better Housing Solutions, an affordable housing non-profit currently servicing Palmdale, California. Mr. Cucher graduated cum laude from UCLA and Loyola Law School in Los Angeles and is a current member of the California State Bar and United States District Courts.

Non-Employee Directors

Bharat Raj Mathur – Director

Bharat Raj Mathur joined our board of directors on May 20, 2022. Since July 2016, he has been a columnist and featured contributor at www.bizcatalyst360.com. From March 2014 to April 2016, he was chief operating officer at KORE Fit Living. From August 2004 through April 2016, Mr. Mathur was Vice President, Distribution Channel Management at Incredible Entertainment.

Amanda Saccomanno – Director

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

Dan Fleyshman – Director

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

Leon Anderson – Director

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

Michael Braun – Director

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

Hassan Iddrissu – Director

Since 2014, Mr. Iddrissu has been the CFO of First Pinnacle Capital Group, Inc., a real estate company in West Los Angeles. Since 2003, Mr. Iddrissu has also been the co-Founder, Chairman, and CEO of RoadStarr Motorsports, a market leader in the auto boutique with various entities across the luxury car industry including an exotic car rental company Starr Auto Rentals. Mr. Iddrissu is also an active mentor and motivational speaker for various inner-city youth, including the Los Angeles Sheriff Foundation. Mr. Iddrissu has his Bachelor of Business Administration from Loyola Marymount University.

Arthur Sarkissian – Director

On December 31, 2024, our board of directors elected Arthur Sarkissian to the board of directors, effective as of January 1, 2025. His term will expire at our next annual shareholders meeting. Mr. Sarkissian, 75 years old, is an established Hollywood producer. Over the course of his career, Mr. Sarkissian has developed and produced feature films that have dominated the domestic and global landscape, with box office receipts totaling close to one billion dollars. His biggest hits include the $900 million Rush Hour franchise, While You Were Sleeping, Last Man Standing, The Foreigner, The Protégé, Kill the Irishman, Memory, Vegas TV Series on CBS and many more. Since March 2014, Mr. Sarkissian has been the sole owner of Fourteen Films Inc. Mr. Sarkissian is well known for his entrepreneurial spirit and creativity, and we are confident that his experience and skillsets make him an appropriate fit to serve as a director of Limitless X Holdings, Inc.

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

Board Composition

Our board of directors currently consists of eight persons.

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

We held one board of directors meeting in 2021, two board of directors’ meetings in 2022, and no board of directors’ meetings in 2024. All other board actions were taken by unanimous written consent of the directors.

Delinquent Section 16(a) Reports

Section 16(a) of the Securities Exchange Act of 1934 (the “Exchange Act”), as amended, requires the Company’s directors and executive officers, and persons who own more than 10% of a registered class of the Company’s equity securities, to file reports of securities ownership and changes in such ownership with the SEC.

Based solely upon a review of such forms filed electronically with the SEC or written representations that no Form 5s were required, the Company believes that all Section 16(a) filing requirements were timely met during the year ended December 31, 2024, except Mr. Mathur filed 1 late Form 4 reporting 3 transactions and Mr. Cucher and Mr. Haller each filed 1 Form 4 late reporting 1 transaction.

Director Independence

While we are not required to do so, we adhere to the rules of NYSE American in determining whether a director is independent. The NYSE American listing standards generally define an “independent director” as a person, other than an executive officer of a company or any other individual having a relationship which, in the opinion of the issuer’s board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

Our Board of Directors has affirmatively determined, after considering all the relevant facts and circumstances, that each of Leon Anderson, Michael Braun, Dan Fleyshman, Amanda Saccomanno and Arthur Sarkissian, are independent, as “independence” is defined under the applicable rules and regulations of the NYSE American, and does not have a relationship with us (either directly or as a partner, stockholder, or officer of an organization that has a relationship with us) that would interfere with their exercise of independent judgment in carrying out their responsibilities as directors. Accordingly, a majority of our directors are independent, as required under the applicable NYSE American Rules.

Audit, Compensation and Nominating Committees

On January 24, 2025, our board of directors authorized the creation of an Audit Committee, a Compensation Committee, and a Nominating Committee (the “Committees”). The Audit Committee consists of three (3) independent directors: Amanda Saccomanno, Dan Fleyshman, and Hassan Iddrissu, with Hassan Iddrissu serving as the chair. The Compensation Committee consists of three (3) independent directors: Leon Anderson, Arthur Sarkissian, and Amanda Saccomanno, with Amanda Saccomanno serving as the chair. The Nominating Committee will consist of three (3) independent directors: Amanda Saccomanno, Hassan Iddrissu, and Leon Anderson, with Leon Anderson serving as the chair.

Role of Our Board of Directors in Risk Oversight

One of the key functions of our board of directors is informed oversight of our risk management process. Our board of directors administers this oversight function directly, along with our Audit Committee, Compensation Committee, and Nominating which support the board of directors by addressing risks specific to its respective areas of oversight. Our Compensation Committee will assess and monitor whether any of our compensation policies and programs has the potential to encourage excessive risk-taking. Our Nominating Committee will seek to nominate candidates for the board who exhibit a care for corporate governance and ethical conduct. In the future, we plan to create a Corporate Governance Committee that monitors the effectiveness of our corporate governance and ethical guidelines, including whether such guidelines are successful in preventing illegal or improper liability-creating conduct.

Code of Business Conduct and Ethics

Our Board has adopted a Code of Business Conduct and Ethics that applies to all of our employees, including our executive officers and directors. The Company will provide a copy of its Code of Business Conduct and Ethics, to any person, without charge, upon written request by sending an email to help@limitlessx.com or a written request to the Limitless X, Attn. Corporate Secretary, 9454 Wilshire Blvd., Suit 300, Beverly Hills, CA 90212. If we amend or grant a waiver of one or without charge, to any more of the provisions of our Code of Ethics and Business Conduct, we intend to satisfy the requirements under Item 5.05 of Form 8-K regarding the disclosure of amendments to or waivers from provisions of our Code of Ethics and Business Conduct that apply to our principal executive officer, financial and accounting officers by posting the required information on our website at the above address within four business days of such amendment or waiver. The information on our website is not part of this Annual Report.

Insider Trading Policy

We have adopted an Insider Trading Policy governing the purchase, sale, and/or other dispositions of our securities by directors, officers and employees, among other insiders. We believe our Insider Trading Policy is reasonably designed to promote compliance with applicable insider trading laws, rules and regulations, and the Nasdaq Listing Rules. Our Insider Trading Policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION.

Summary Compensation

The following table summarizes information regarding the compensation for fiscal years 2024 and 2023 for our named executive officers (“NEO’s”).

Name and Principal Position	Year	Salary ($)	Stock Awards ($)(1)	Option Awards ($)	All Other Compensation ($)(2)	Total ($)
Jaspreet Mathur, Chief Executive Officer and Chairman	2024	23,780	1,844,104	-	$17,634	$1,885,518
of the Board of Directors(3)	2023	320,925	-	-	$16,399	337,324
Kenneth Haller,	2024	12,900	932,171	-	$10,247	955,318
Former President and Director(4)	2023	22,115	-	-	$16,385	38,500
Benjamin Chung,	2024	177,083	52,082	-	$17,634	246,529
Chief Financial Officer(5)	2023	231,975	-	-	$20,841	270,841
Danielle Young,	2024	141,666	58,333	-	$517	252,816
Chief Operating Officer(6)	2023	186,142	-	-	$707	186,849
Rob Cucher,	2024	23,870	731,388	-	$17,634	755,258
VP of Legal Affairs(7)	2023	33,655	-	-	$23,227	56,882

(1)	Represents equity-based compensation expense calculated in accordance with the provisions of the Accounting Standards Codification Section 718 - Compensation - Stock Compensation.

(2)	Represents the payment of health care premiums for medical, dental and vision. All NEO’s received full insurance benefits, except Ms. Young only received premium payments for dental and vision.

(3)	Mr. Mathur received $23,870 and $320,925 of salary in cash in fiscal 2024 and 2023, respectively. The Company issued 2,281,597 shares of the Company’s common stock in fiscal 2024 for accrued salaries for fiscal years 2021, 2022, 2023, and 2024 with common stock valued between $0.40 and $1.00 per share.

(4)	Mr. Haller received $12,900 and $22,115 of salary in cash for fiscal 2024 and fiscal 2023, respectively. The Company issued 932,171 shares of the Company’s common stock in fiscal 2024 for accrued salaries for fiscal years 2021, 2022, 2023, and 2024 with common stock valued at $1.00 per share.

(5)	Mr. Chung received $177,083 and $231,975 of salary in cash for fiscal 2024 and fiscal 2023, respectively. The Company issued 130,205 shares of the Company’s common stock in fiscal 2024 for accrued salaries for fiscal 2024 with common stock valued at $0.40 per share

(6)	Ms. Young received $141,666 and $186,142 of salary in cash for fiscal 2024 and fiscal 2023, respectively. The Company issued 145,833 shares of the Company’s common stock in fiscal 2024 for accrued salaries for fiscal 2024 with common stock valued at $0.40 per share.

(7)	Mr. Cucher received $23,870 and $33,655 of salary in cash for fiscal 2024 and fiscal 2023, respectively. The Company issued 840,756 shares of the Company’s common stock in fiscal 2024 for accrued salaries for fiscal years 2021, 2022, 2023, and 2024 with common stock valued between $0.40 and $1.00 per share.

Executive Compensation

We believe that the primary goal of executive compensation is to align the interests of our executive officers with those of our shareholders in a way that allows us to attract and retain the best executive talent.

●	Annual Base Salary. Base salary will be designed to compensate our named executive officers at a fixed level of compensation that will be designed to serve as a retention tool throughout the executive’s career. In determining base salaries, our board of directors (or, when enacted, our compensation committee) considers each executive’s role and responsibility, unique skills, future potential with us, salary levels for similar positions in our market and internal pay equity.

●	Equity Incentive Plan. We plan to offer option awards, restricted stock awards and other equity grants to executives and other employees, in the discretion of the board of directors, considering the executive’s role and other compensation.

●	Health/Welfare Plans. All of our full-time employees are eligible to participate in health and welfare plans, including medical, dental and vision benefits, maintained by the Company. The Company pays 100% of health and welfare plans for all executives and 50% of health and welfare plans for all full-time employees.

●	PTO Plan. We offer paid time off, which may be used for vacations, rest and relaxation and personal business, and sick days. The PTO varies amongst type of employee and is between two and three weeks.

Settlement Agreements with Named Executive Officers for Accrued Compensation in Fiscal 2023 and 2024

The Company did not have sufficient cash flow to satisfy its obligations to its executive officers in fiscal 2023 and 2024. Effective as of September 10, 2024, the Company entered into a Settlement Agreement and Release of Claims (each, a “September Settlement Agreement”) with each of (a) Jaspreet Mathur, the Company’s Chief Executive Officer; (b) Kenneth Haller, the Company’s President; and (c) Rob D. Cucher, the Company’s Vice President of Legal Affairs.

Under each September Settlement Agreement, the Company issued to (a) to Mr. Mathur, 1,552,442 shares of the Company’s common stock, the equivalent of $1,552,442.00; (b) to Mr. Haller, 932,171 shares of the Company’s common stock, the equivalent of $932,171.00; and (c) to Mr. Cucher, 658,476 shares of the Company’s common stock, the equivalent of $658,476.00. The shares of the Company’s common stock comprising each Settlement Payment were deemed to have a value of $1.00 per share, are subject to a one-year lock-up period commencing on the effective date of each September Settlement Agreement and ending on the anniversary date of such effective date.

Effective as of January 13, 2025, the Company entered into a Settlement Agreement and Release of Claims (each, a “January Settlement Agreement”) with each of (a) Jaspreet Mathur, the Company’s Chief Executive Officer; (b) Rob D. Cucher, the Company’s Vice President of Legal Affairs; (c) Danielle Young, the Company’s Chief Operating Officer; and (d) Benjamin Chung, the Company’s Chief Financial Officer.

Under each January Settlement Agreement, the Company issued to (a) to Mr. Mathur, 729,155 shares of the Company’s common stock, the equivalent of $291,662; (b) to Mr. Cucher, 182,280 shares of the Company’s common stock, the equivalent of $72,912; (c) to Ms. Young, 145,833 shares of the Company’s common stock, the equivalent of $58,333 and (d) to Mr. Chung, 130,205 shares of the Company’s common stock, the equivalent of $52,082. The shares are deemed to have a value of $0.40 per share and are subject to restrictions on transfer and sale under applicable state and federal securities laws.

Employment Agreements and Equity Compensation

Jaspreet Mathur, Chief Executive Officer

We entered into an employment agreement with Jaspreet Mathur, effective as of May 1, 2022, pursuant to which Mr. Mathur serves as our Chief Executive Officer. Under his employment agreement, Mr. Mathur devotes his full business time and effort to the business affairs of the Company. Mr. Mathur employment agreement provides that his employment is on an at-will basis and can be terminated by either Mr. Mathur or the Company at any time, for “Cause”. Under the agreement, Mr. Mathur receives an annual salary of $1,000,000. In the event that Mr. Mathur’s employment is terminated by the Company without “Cause” or is terminated by Mr. Mathur for “Good Reason”, Mr. Mathur will be entitled to a predetermined severance compensation package which will be negotiated in good faith and be in compliance with all SEC regulations. “Cause” is defined to include dishonesty, misappropriation, willful misconduct, breach of the agreement, and other customary matters. “Good Reason” is defined to include a material adverse change in Mr. Mathur’s compensation or duties and level of responsibility. Mr. Mathur is eligible to participate in the Company’s Equity Incentive Plans (as defined below herein). The employment agreement also contains customary confidentiality and invention-assignment covenants to which Mr. Mathur is subject.

During fiscal 2023 and 2024, Mr. Mathur receive a significant portion of his salary in stock, rather than cash. See “Executive Compensation - Summary Compensation Table.”

Rob D. Cucher, Esq., VP of Legal Affairs

We entered into an employment agreement with Rob D. Cucher, Esq., effective as of May 1, 2022, pursuant to which Mr. Cucher serves as our Vice President of Legal Affairs. Under his employment agreement, Mr. Cucher devotes his full business time and effort to the business affairs of the Company. Mr. Cucher’s employment agreement provides that his employment is on an at-will basis and can be terminated by either Mr. Cucher or the Company at any time, for “Cause”. Under the agreement, Mr. Cucher receives an initial base salary of $250,000 per year. Mr. Cucher’s employment may be terminated by our company for “Good Reason” or without “Cause.” “Cause” is defined to include dishonesty, misappropriation, willful misconduct, breach of the agreement, and other customary matters. “Good Reason” is defined to include a material adverse change in Mr. Cucher’s compensation or duties and level of responsibility. Mr. Cucher is eligible to participate in the Company’s Equity Incentive Plans. The employment agreement also contains customary confidentiality and invention-assignment covenants to which Mr. Cucher is subject.

Benjamin Chung, Chief Financial Officer

We entered into an employment agreement with Benjamin Chung, effective as of July 27, 2022, pursuant to which Mr. Chung serves as our Chief Financial Officer. Under his employment agreement, Mr. Chung devotes his full business time and effort to the business affairs of the Company. Mr. Chung employment agreement provides that his employment is on an at-will basis and can be terminated by either Mr. Chung or the Company at any time, for “Cause”. Under the agreement, Mr. Chung receives an initial base salary of $250,000 per year. Mr. Chung’s employment may be terminated by our company for “Good Reason” or without “Cause.” “Cause” is defined to include dishonesty, misappropriation, willful misconduct, breach of the agreement, and other customary matters. “Good Reason” is defined to include a material adverse change in Mr. Chung’s compensation or duties and level of responsibility. Mr. Chung is eligible to participate in the Company’s Equity Incentive Plans. The employment agreement also contains customary confidentiality and invention-assignment covenants to which Mr. Chung is subject.

During fiscal 2024, Mr. Chung receive a portion of his salary in stock, rather than cash. See “Executive Compensation - Summary Compensation Table.”

Danielle Young, Chief Operating Officer

We entered into an employment agreement with Danielle Young, effective as of May 1, 2022, pursuant to which Ms. Young serves as our Chief Operating Officer. Under her employment agreement, Ms. Young devotes her full business time and effort to the business affairs of the Company. Ms. Young’s employment agreement provides that her employment is on an at-will basis and can be terminated by either Ms. Young or the Company at any time, for “Cause”. Under the agreement, Ms. Young receives an initial base salary of $200,000 per year. Ms. Young’s employment may be terminated by our company for “Good Reason” or without “Cause.” “Cause” is defined to include dishonesty, misappropriation, willful misconduct, breach of the agreement, and other customary matters. “Good Reason” is defined to include a material adverse change in Ms. Young’s compensation or duties and level of responsibility. Ms. Young is eligible to participate in the Company’s Equity Incentive Plans. The employment agreement also contains customary confidentiality and invention-assignment covenants to which Ms. Young is subject.

During fiscal 2024, Ms. Young receive a portion of his salary in stock, rather than cash. See “Executive Compensation - Summary Compensation Table.”

Retirement Plans

We do not currently maintain any retirement plans for our employees.

Director Compensation

We did not provide any cash or equity compensation to any of our directors during the year ended December 31, 2024, in their capacity as directors, and we have not yet adopted a compensation program for our directors. However, we did provide equity compensation in the first quarter of 2025 to directors in connection with their services on the board of directors from their respective date of appointment until the present.

Name	Accrued Compensation	Shares of Common Stock Issued	Date Appointed
Jaspreet Mathur	$157,500	315,000	May 20, 2022
Bharat Raj Mathur	$157,500	315,000	May 20, 2022
Amanda Saccomanno	$157,500	315,000	May 20, 2022
Dan Fleyshman	$130,000	260,000	October 3, 2022
Leon Anderson	$130,000	260,000	October 3, 2022
Michael Braun	$120,000	240,000	January 11, 2023
Hassan Iddrissu	$120,000	240,000	January 11, 2023

Director Agreements

We do not have any written agreements with our directors. However, we have agreed to reimburse the directors for any Company-related expenses.

Outstanding Equity Awards at Fiscal Year End

There were no equity awards held by any of our appointed executive officers and directors as of December 31, 2023 or 2024.

2020 Stock Incentive Plan

On January 15, 2020, a Stock Option and Award Incentive Plan (the “2020 Stock Incentive Plan”) was approved by our board of directors. There are 2,222 shares of common stock reserved for the 2020 Stock Option Plan. No options or awards were granted under the 2020 Stock Incentive Plan during fiscal 2023 or 2024.

2022 Stock Option Plan

Effective August 9, 2022, we adopted our 2022 Incentive and Nonstatutory Stock Option Plan (the “2022 Stock Option Plan”). Under the 2022 Stock Option Plan, our board of directors may grant options to purchase common stock to officers, employees, and other persons who provide services to us. A total of 833,333 shares of common stock is reserved for the 2022 Stock Option Plan. No options were granted or outstanding to any employees or other persons during fiscal 2023 or 2024.

2022 Restricted Stock Plan

Effective August 9, 2022, we adopted our 2022 Restricted Stock Plan (the “2022 Restricted Stock Plan”, and together with the 2020 Stock Incentive Plan and the 2022 Stock Option Plan, the “Equity Incentive Plans”). Under the 2022 Restricted Stock Plan, our board of directors may grant restricted stock to officers, directors, and key employees. A total of 833,333 shares of common stock is reserved for the 2022 Restricted Stock Plan. No awards of restricted stock were made to any officers, directors, or key employees during fiscal 2023 or 2024.

Policies and Practices Related to the Grant of Certain Equity Awards Close in Time to the Release of Material Nonpublic Information

During 2024, we did not grant any stock options or similar awards as part of our equity compensation program. If stock options or similar awards are granted in the future, we intend to not grant stock options or similar awards in anticipation of the release of material nonpublic information that is likely to result in changes to the price of our common stock, such as a significant positive or negative earnings announcement, and not time the public release of such information based on stock option grant dates.

Grants of Equity Compensation in Fiscal 2025

On January 29, 2025, the Company’s Board of Directors approved an award of stock options (“Options”) pursuant to its 2022 Stock Option Plan to purchase shares of common stock, $0.0001 par value per share (“Common Stock”), to the Company’s executive officers and directors as follows: 200,000 Options to Jaspreet Mathur, the Company’s Chief Executive Officer and Chairman; 75,000 Options to Rob Cucher, the Company’s VP of Legal Affairs; 25,000 Options to Benjamin Chung, the Company’s Chief Financial Officer; 75,000 Options to Danielle Young, the Company’s Chief Operating Officer; 50,000 Options to Bharat Raj Mathur, a member of the Board; and 50,000 Options to Arthur Sarkissian, a member of the Board. These Options, which have an exercise price of $0.52 per share, vested immediately upon grant.

Restricted Stock Awards

On January 29, 2025, the Board also approved an award of shares of Common Stock restricted under Rule 144 of the Securities Act of 1933, as amended (“Restricted Stock”) to the Company’s executive officers as follows: 333,333 shares of Restricted Stock to Jaspreet Mathur, the Company’s Chief Executive Officer and Chairman; 150,000 shares of Restricted Stock Options to Rob Cucher, the Company’s VP of Legal Affairs; 50,000 shares of Restricted Stock to Benjamin Chung, the Company’s Chief Financial Officer; and 150,000 shares of Restricted Stock to Danielle Young, the Company’s Chief Operating Officer. The shares of Restricted Stock were awarded pursuant to the Company’s 2022 Restricted Stock Plan (the “Restricted Stock Plan”).

Equity Compensation Plan Information

The following table sets forth information as of December 31, 2024, regarding shares of common stock that may be issued under our equity compensation plans, consisting of our 2020 Stock Incentive Plan, 2022 Equity Incentive Plan, and our 2022 Restricted Stock Plan. We do not have any non-shareholder approved equity compensation plans.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

As of the April 1, 2025, there are 14,205,965 shares of our common stock issued and outstanding. The following table sets forth, as of April 1, 2025, the record and beneficial ownership of our common stock by:

●	each of our directors;

●	each of our named executive officers;

●	all of our directors and executive officers as a group; and

●	each person known by us to be the beneficial owner of 5% or more of our outstanding common stock.

Beneficial ownership is determined according to the rules of the SEC. Generally, it means that a person has beneficial ownership of a security if he or she possesses sole or shared voting or investment power of that security and includes options, warrants, and other securities convertible or exercisable into shares of common stock, provided that such securities are currently exercisable or convertible or exercisable or convertible within 60 days of February 4, 2025. As of April 1, 2025, there were 14,205,965 shares of our common stock issued and outstanding and 500,000 shares of our Class A Stock issued and outstanding. Each share of our Class A Stock is convertible into 2 shares of the Company’s common stock. In addition, as of April 1, 2025, the Company has 320,094 shares of its Class C Stock issued and outstanding, and each share of Class C Stock is convertible into 100 shares of the Company’s common stock.

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

			Class A		Class C
	Common Stock		Preferred Stock		Preferred Stock		Percent of
Name of Beneficial Owner	Number of Shares	% of Class	Number of Shares	% of Class	Number of Shares	% of Class	Combined Voting Power (8)

Officers and Directors:
Jaspreet Mathur, Chief Executive Officer, and Chairman (1)	36,308,663	80.45%	500,000	100%	304,264	95.0%	83.92%
Benjamin Chung, Chief Financial Officer (2)	240,538	1.66%	-	-	-	-	*
Robby Cucher, VP of Legal Affairs (3)	1,083,423	7.43%	-	-	-	-	2.02%
Danielle Young, Chief Operating Officer (4)	370,833	2.54%	-	-	-	-	*
Leon Anderson, Director	260,000	1.79%	-	-	-	-	*
Michael Braun, Director	240,000	1.65%	-	-	-	-	*
Dan Fleyshman, Director	260,000	1.79%	-	-	-	-	*
Hassan Iddrissu, Director	240,000	1.65%	-	-	-	-	*
Bharat R. Mathur, Director (5)	506,333	3.48%	-	-	-	-	*
Amanda Saccomanno, Director (6)	1,210,200	7.91%	-	-	7,892	2.4%	2.26%
Arthur Sarkissian, Director (7)	150,000	1.03%	-	-	-	-	*
Directors and Officers as a Group (11 persons)	41,164,213	91.61%	500,000	100%	312,156	97.52%	92.43%
5% Shareholders
Ken Haller	1,083,423	7.47%	-	-	-	-	2.02%

* less than 1%

(1)	Amount includes (i) 5,682,263 shares of common stock held directly by Mr. Mathur, (ii) options to purchase 200,000 shares of common stock, which are immediately exercisable, and (iii) 304,264 shares of Class C Preferred Stock, which are owned indirectly by Mr. Mathur through the following entities as follows: 291,372 shares of Class C Stock owned by EM1 Capital, LLC, a company controlled by Mr. Mathur; 5,000 shares of Class C Stock owned by LPI, a company controlled by Mr. Mathur; and, 7,892 shares of Class C Stock owned by Amarose, Inc., a company in which Mr. Mathur has a 50% ownership interest. The shares of Class C Stock owned by Mr. Mathur are convertible into an aggregate of 30,426,400 shares of common stock.

(2)	Amount includes 215,538 shares of common stock held directly by Mr. Chung, and options to purchase up to 25,000 shares of common stock, which are immediately exercisable.

(3)	Amount includes 1,008,423 shares of common stock held directly by Mr. Cucher, and options to purchase 75,000 shares of common stock, which are immediately exercisable.

(4)	Amount includes 295,833 shares of common stock held directly by Ms. Young, and options to purchase 75,000 shares of common stock, which are immediately exercisable.

(5)	Amount includes 456,333 shares of common stock held directly by Mr. Mathur, and options to purchase 50,000 shares of common stock which, are immediately exercisable.

(6)	Amount includes (i) 421,000 shares of common stock held directly by Ms. Saccomanno, and (ii) 7,892 shares of Class C Preferred Stock owned by Amarose, Inc., a company in which Ms. Saccomanno has a 50% ownership interest. The shares of Class C Stock are convertible into an aggregate of 789,200 shares of common stock.

(7)	Amount includes 100,000 shares of common stock held directly by Mr. Sarkissian, and options to purchase 50,000 shares of common stock, which are immediately exercisable.

(8)	Each share of common stock is entitled to one vote per share, and each share of Class C Stock carries a number of votes equal to the number of shares of common stock into which such Class C Stock may then be converted. The Class A Stock has a number of votes equal to 60% of all of the issued and outstanding shares of the Company’s common stock. The Class A Stock and Class C Stock generally will vote together with the common stock and not as a separate class.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Review, Approval or Ratification of Transactions with Related Parties

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

Settlement Agreements with NEOs for Accrued Compensation

Mr. Mathur, Mr. Chung, Mr. Cucher and Ms. Young entered into settlement agreements with the Company for accrued compensation payable to them pursuant to employment agreements on September 2024 and January 2024. For additional information, please see “Executive Compensation – Settlement Agreements with NEOs for Accrued Compensation.”

License Agreements and Royalty Payments to Affiliated Parties

From the date on which the Limitless X Nevada Acquisition of BioLabs was completed through November 1, 2023, Limitless X, the Company’s wholly-owned subsidiary, had manufacturing and distribution license agreements with (i) Limitless Performance Inc. (“LPI”), SMILZ INC. (“Smilz”), and DIVATRIM INC. (“Divatrim”), which are all companies owned by Jas Mathur, our Chief Executive Officer, Chairman of the Board of Directors, and majority shareholder, and (ii) AMAROSE INC. (“Amarose”), which is owned 50% by Mr. Mathur and 50% by Amanda Saccomanno, one of our directors. LPI, Smilz, Divatrim and Amarose may be collectively referred to as the “Licensors.”

Pursuant to the License Agreements, and each of them, the Company agreed to pay to each Licensor royalty payments equal to 4.00% of gross sales, excluding returns, chargebacks, and other such allowances. On October 1, 2023, the Company terminated each of the License Agreements with Smilz, Divatrim and Amarose; however, the Company maintained its license for NZT-48 with LPI. As of October 1, 2023, the Company had accrued liabilities for royalty payments in the amount of $436,528 to Smilz, $2,860 to Divatrim, $673,004 to LPI and $320,261 to Amarose, respectively. In the third quarter of 2023, the Company and each of the Licensors agreed to convert their royalty payments into accrued liabilities of the Company in the same amount.

As of November 1, 2023, Limitless X amended its license agreement with LPI, terminating its rights to license two nutritional supplements.

In January 2025, LPI amended the License Agreement for NZT-48 to waive all royalty payments from the Company for the next 3 years. The term of the License Agreement for NZT-48 is for 5 years and automatically renews for 5 years unless either party gives notice of its intent not to renew, and LPI can only terminate for the end of a term for cause. The License Agreement for NZT-48 only gives the Company a non-exclusive license to design, redesign, manufacture, promote, sell and distribute NZT-48.

Notes Payable to the Majority Shareholder

The Company had various notes payable with its shareholder who is the Chief Executive Officer of the Company. As of September 30, 2024 and December 31, 2023, the Company had $5,144,460 and $5,152,028 outstanding. Refer to Note 7 – Notes Payable to Shareholder in the Company’s unaudited financial statements for the nine months ended September 30, 2024, which are included in this Offering Circular.

On December 10, 2024, Mr. Mathur advanced $145,000 to the Company pursuant to a promissory note accruing interest at the rate of 12% per annum, which matures on the earlier of (i) June 10, 2025, or (ii) the date on which the Company secures funding of at least $1 million in an offering. As consideration for advancing these funds, the Company issued 50,000 shares of its common stock to Mr. Mathur. These shares are “restricted securities” under Rule 144 of the Securities Act, have not been registered and cannot be resold or otherwise transferred without registration or an exemption therefrom.

On December 31, 2024, Mr. Mathur advanced $200,000 to the Company pursuant to a promissory note accruing interest at the rate of 12% per annum, which matures on the earlier of (i) June 27, 2025, or (ii) the date on which the Company secures funding of at least $1 million in an offering, whichever comes first. As consideration for advancing these funds, the Company issued 70,000 shares of the Company’s common stock to Mr. Mathur. The shares are “restricted securities” under Rule 144 of the Securities Act, have not been registered and cannot be resold or otherwise transferred without registration or an exemption therefrom.

On March 21, 2025, Mr. Mathur entered into a promissory note with the Company in the amount of $500,000.00 accruing at the rate of 12.5% per annum, which matures the earlier of (i) September 21, 2025 or (ii) the date on which the Company secures funding of at least $1 million in an offering, whichever comes first. As consideration for advancing these funds, the Company issued 225,000 shares of its common stock and 10,000 shares of the Series D Preferred Stock to Mr. Mathur. These shares are “restricted securities” under Rule 144 of the Securities Act, have not been registered and cannot be resold or otherwise transferred without registration or an exemption therefrom.

Notes Payable to Related Parties

The Company entered into various notes payable with shareholders of the Company. As of September 30, 2024, and December 31, 2023, the Company had $433,544 and $80,000 outstanding, respectively. Refer to Note 8 of the Company’s unaudited financial statements for the three and nine months ended September 30, 2024, which are included in this Offering Circular.

Mr. Mathur entered into a promissory note dated December 10, 2024 with the Company in the amount of $145,000.00 plus accrued interest at the agreed upon rate of 12% fixed equaling the total sum of $153,700.00. The Company will pay Mr. Mathur the full balance on or before the earlier of (i) June 10, 2025 or (ii) the date on which the Company secures funding of at least $1 million. As consideration for advancing the loan, the Company issued 50,000 shares of its common stock to Mr. Mathur.

Mr. Mathur entered into a promissory note dated December 31, 2024 with the Company in the amount of $200,000 plus accrued interest at the agreed upon rate of 12% fixed equaling the total sum of $212,000. The Company will pay Mr. Mathur the full balance on or before the earlier of (i) June 27, 2025 or (ii) the date on which the Company secures funding of at least $1 million in an offering, whichever comes first. As consideration for advancing the loan, the Company issued 70,000 shares of its common stock to Mr. Mathur.

On March 21, 2025, Mr. Mathur entered into a promissory note with the Company in the amount of $500,000.00 accruing at the rate of 12.5% per annum, which matures the earlier of (i) September 21, 2025 or (ii) the date on which the Company secures funding of at least $1 million in an offering, whichever comes first. As consideration for advancing these funds, the Company issued 225,000 shares of its common stock and 10,000 shares of the Series D Preferred Stock to Mr. Mathur. These shares are “restricted securities” under Rule 144 of the Securities Act, have not been registered and cannot be resold or otherwise transferred without registration or an exemption therefrom.

Debt Conversion Agreements with Mr. Mathur

On January 3, 2025, the Company entered into a debt conversion transaction with Jaspreet Mathur to settle outstanding debt in the amount of $2,152,000, plus accrued interest in the amount of $227,601. In exchange for cancelling this debt, the Company issued an aggregate of 193,680 shares of Class C Stock to Mr. Mathur. The Class C Stock was priced at 12.5% of the total amount of the debt portion settled, plus agreed upon interest of 12%. The shares of the Company’s Class C Stock are “restricted securities” as defined in Rule 144 of the Securities Act and are subject to restrictions on transfer and sale under applicable federal and state securities laws.

On February 7, 2025, the Company entered into a debt conversion transaction with Jaspreet Mathur to settle outstanding debt in the amount of $3,000,000, plus accrued interest the amount of $375,000, for an aggregate debt in the amount of $3,3750,000. In exchange for cancelling this debt, the Company issued an aggregate of 135,000 shares of Series D Stock to Mr. Mathur. The Series D Preferred Stock was priced to 12.5% of the total amount of the debt owed to each vendor plus agreed upon interest at 12.5%. The shares of the Company’s Series D Preferred Stock are “restricted securities” as defined in Rule 144 of the Securities Act and are subject to restrictions on transfer and sale under applicable federal and state securities laws.

Holders of the Series D Stock are entitled to receive cumulative cash dividends at the rate of 15% on the stated value of $25.00 per share of the Series D Preferred Stock per annum (equivalent to $3.75 per annum per share) (the “Series D Stock Dividend”). The Series D Stock Dividend is payable every quarter as and if declared by the Company’s board of directors and as permitted by law. The Series D Preferred Stock has no voting rights, other than as set forth in the Certificate of Designation or as required by law.

In the event of any voluntary or involuntary liquidation, dissolution or winding up of the Corporation, the holders of shares of Series D Stock will be entitled to be paid out of the assets the Company has legally available for distribution to its stockholders, with respect to the distribution of assets upon liquidation, dissolution or winding up, a liquidation preference of $25.00 per share, plus an amount equal to any accumulated and unpaid dividends up until, but not including, the date of payment, subject to the Series D Stock Distribution Ranking.

The Company may, at its option, redeem the Series D Stock (i) on or after the second anniversary of the date of the issuance of the Series D Stock, or (ii) at any time upon a Change of Control (as defined in the Certificate). The Series D Stock is not redeemable by the holders of the Series D Stock under any circumstances. The cash redemption price of the Series D Stock is $25.00 per share, plus any accumulated and unpaid dividends thereon up to, but not including, the redemption date. The Series D Stock is not convertible into or exchangeable for any shares of Common Stock or other capital stock of the Company.

Notes Payable to Prime Time Live, Inc.

As of December 31, 2023, and 2024, Prime Time Live owed affiliates of the Company $80,000 and $80,000, respectively. These loans each bear interest at the rate of 10% per annum and is due upon demand.

Loan and Sale of Vybe Labs, Inc. to Emblaze One, LLC

On December 31, 2022, the Company entered into a Loan Authorization and Agreement for a loan of $929,401 from Emblaze One, LLC, (“Emblaze’) an affiliated entity of Mr. Mathur, the proceeds of which were to be used for working capital purposes. The loan had an interest rate of 8% per annum and was due on December 1, 2023.

On June 1, 2023, the Company entered into an Agreement for Purchase and Sale of Stock with Emblaze wherein the Company sold all 5,000 of its shares of common stock of Vybe Labs, Inc., as full payment, and settlement of a debt in the principal amount of $929,401 owed by the Company to Emblaze.

Policies and Procedures for Transactions with Related Persons

All future related party transactions will be voted upon by the disinterested board of directors. The Audit Committee of the Board is responsible for evaluating each related party transaction and making a recommendation to the disinterested members of the Board as to whether the transaction at issue is fair, reasonable and within our policy and whether it should be ratified and approved. The Board or the Audit Committee, as applicable, in making its recommendation, will consider various factors, including the benefit of the transaction to us, the terms of the transaction and whether they are at arm’s-length and in the ordinary course of our business, the direct or indirect nature of the related person’s interest in the transaction, the size and expected term of the transaction and other facts and circumstances that bear on the materiality of the related party transaction under applicable law and listing standards. The Board and the Audit Committee will review, at least annually, a summary of our transactions with our directors and officers and with firms that employ our directors, as well as any other related person transactions.

Limitations on Liability and Indemnification of Officers and Directors

Our Charter and Bylaws limit the liability of our officers and directors and provide that we will indemnify our officers and directors, in each case, to the fullest extent permitted by Delaware law.

Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors or executive officers, we have been informed that in the opinion of the Commission such indemnification is against public policy and is therefore unenforceable.

Charter and Bylaw Provisions

Our Charter and Bylaws include a number of anti-takeover provisions that may have the effect of encouraging persons considering unsolicited tender offers or other unilateral takeover proposals to negotiate with our Board rather than pursue non-negotiated takeover attempts. These provisions include:

Advance Notice Requirements. Our Bylaws establish advance notice procedures with regard to stockholder proposals relating to the nomination of candidates for election as directors or new business to be brought before meetings of stockholders. These procedures provide that notice of stockholder proposals must be timely and given in writing to our corporate Secretary. Generally, to be timely, notice must be received at our principal executive offices not fewer than 75 calendar days nor more than 125 calendar days prior to the first anniversary date of the previous year’s annual meeting of stockholders. The notice must contain the information required by the bylaws, including information regarding the proposal and the proponent.

Removal of Directors. A director may only be removed for cause and upon the affirmative vote of at least 75% of the holders of shares then entitled to vote at a meeting called for that purpose.

Special Meetings of Stockholders. Our Bylaws provides that special meetings of stockholders may only be called by the Board.

Amendment of Bylaws. The Board has the power to amend or repeal any provisions of our Bylaws by an affirmative vote of a majority of the directors then in office. The stockholders may only amend or repeal the Bylaws at a regular or special meeting of the stockholders with a vote of at least 75% of the shares present in person or represented by proxy at such meeting and entitled to vote on such amendment or repeal, voting together as a single class; provided, however, that only a majority of the shares present or represented by proxy at such a meeting is required if the Board recommends that the stockholders approve such amendment or repeal at such meeting of stockholders.

Preferred Stock. Our Charter authorizes our Board to create and issue rights entitling our stockholders to purchase shares of our stock or other securities. The ability of our Board to establish the rights and issue substantial amounts of preferred stock without the need for stockholder approval may delay or deter a change in control of us. See “Preferred Stock” below in “Securities Offered.”

Delaware Takeover Statute

We are subject to Section 203 of the DGCL which, subject to certain exceptions, prohibits a Delaware corporation from engaging in any “business combination” (as defined below) with any interested stockholder for a period of three years following the date that such stockholder became an interested stockholder, unless: (1) prior to such date, the board of directors of the corporation approved either the business combination or the transaction that resulted in the stockholder becoming an interested stockholder; (2) on consummation of the transaction that resulted in the stockholder becoming an interested stockholder, the interested stockholder owned at least 85% of the voting stock of the corporation outstanding at the time the transaction commenced, excluding for purposes of determining the voting stock outstanding those shares owned (a) by persons who are directors and also officers and (b) by employee stock plans in which employee participants do not have the right to determine confidentially whether shares held subject to this plan will be tendered in a tender or exchange offer; or (3) on or subsequent to such date, the business combination is approved by the board of directors and authorized at an annual or special meeting of stockholders, and not by written consent, by the affirmative vote of at least 66 2⁄3% of the outstanding voting stock that is not owned by the interested stockholder.

Section 203 of the DGCL defines generally “business combination” to include: (1) any merger or consolidation involving the corporation and the interested stockholder; (2) any sale, transfer, pledge or other disposition of 10% or more of the assets of the corporation involving the interested stockholder; (3) subject to certain exceptions, any transaction that results in the issuance or transfer by the corporation of any stock of the corporation to the interested stockholder; (4) any transaction involving the corporation that has the effect of increasing the proportionate share of the stock of any class or series of the corporation beneficially owned by the interested stockholder; or (5) the receipt by the interested stockholder of the benefit of any loans, advances, guarantees, pledges or other financial benefits provided by or through the corporation. In general, Section 203 defines an “interested stockholder” as any entity or person beneficially owning 15% or more of the outstanding voting stock of the corporation and any entity or person affiliated with or controlling or controlled by such entity or person.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following table summarizes the aggregate fees billed to us by M&K CPAS, PLLC (“M&K”), our principal accounts, for professional services during the years ended December 31, 2023 and 2022 for re-audit:

Fees	2024	2023
Audit Fees (1)	$50,000	$50,000
All Other Fees	-	-
Total Fees	$50,000	$50,000

(1) Audit Fees.

Fees for audit services billed in 2024 and 2023 consisted of:

●	Progress billings for the audits of the Company’s financial statements for 2024 and 2023; and
●	Review of the Company’s quarterly financial statements for 2024 and 2023.

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

c)	Exhibits:

Exhibit Number	Description	Form	Exhibit	Filing Date	Filed Herewith
2.1	Share Exchange Agreement among Bio Lab Naturals, Inc., Limitless X, Inc., and Certain Shareholders, dated May 11, 2022	8-K	2.1	05/26/2022
2.1	Amendment to Share Exchange Agreement, dated August 2, 2022	8-K	10.1	08/05/2022
3.1	Certification of Incorporation, as amended.				X
3.2	Amended and Restated Bylaws	S-1	3.2	02/14/2024
4.1	2020 Stock Option Plan	S-1	4.1	07/02/2020
4.2	2022 Restricted Stock Plan	S-1	4.2	02/14/2024
4.3	2022 Stock Option Plan	S-1	4.3	02/14/2024
10.1	Manufacturing & Distributorship License Agreement between Limitless X Inc. and Divatrim Inc., dated December 1, 2021	8-K	10.3	05/26/2022
10.2	Manufacturing & Distributorship License Agreement between Limitless X Inc. and Smilz Inc., dated December 1, 2021	8-K	10.4	05/26/2022
10.3	Manufacturing & Distributorship License Agreement between Limitless X Inc. and Limitless Performance Inc., dated December 1, 2021	8-K	10.5	05/26/2022
10.4	Manufacturing & Distributorship License Agreement between Limitless X Inc. and Amarose Inc., dated December 1, 2021	8-K	10.6	05/26/2022
10.5	Promissory Note between Limitless X, Inc. and Jaspreet Mathur, dated December 6, 2021	8-K	10.7	05/26/2022

10.6	Promissory Note between Limitless X, Inc. and Jaspreet Mathur, dated February 11, 2022	8-K	10.8	05/26/2022
10.7	Promissory Note between Limitless X, Inc. and Jaspreet Mathur, dated May 8, 2022	8-K	10.9	05/26/2022
10.8	Promissory Note between Limitless X, Inc. and Jaspreet Mathur, dated May 16, 2022	8-K	10.10	05/26/2022
10.9	Promissory Note between Limitless X, Inc. and Jaspreet Mathur, dated May 18, 2022	8-K	10.11	05/26/2022
10.10	Form of Settlement Agreement and Release of Claims between the Company and each employee dated September 10, 2024	8-K	10.1	09/16/2024
10.11	Promissory Note dated December 10, 2024 made by Limitless X Holdings, Inc. and Jaspreet Mathur dated December 10, 2024	8-K	10.1	12/16/2024
10.12	Promissory Note dated December 31, 2024 between Limitless X Holdings, Inc. and Jaspreet Mathur dated December 31, 2024	8-K	10.1	12/31/2024
10.13	Termination of Manufacturing and Distribution Agreement dated as of November 1, 2023 between Limitless X, Inc. and SMILZ Inc.	1-A	6.18	02/14/2025
10.14	Termination of Manufacturing and Distribution Agreement dated as of November 1, 2023 between Limitless X, Inc. and Divatrim Inc.	1-A	6.19	02/14/2025
10.15	Termination of Manufacturing and Distribution Agreement dated as of November 1, 2023 between Limitless X, Inc. and Amarose Inc.	1-A	6.20	02/14/2025
10.16	Debt Conversion Agreement dated as of February 10, 2025 made by and between Limitless X Holdings Inc. and Jaspreet Mathur	8-K	10.1	02/11/2025
10.17	Funding Commitment Agreement	1-A/A	6.22	04/14/2025
10.18	Agreement dated September 5, 2019 appointing Mountain Share Transfer, LLC as Transfer Agent and Registrar	1-A/A	6.23	04/14/2025
21.1	List of Subsidiaries	S-1	21.1	02/14/2024
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a–14(a) or 15d-14(a) of the Securities Exchange Act of 1934				X
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934				X
32.1	Certification of Chief Executive Officer under Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.2	Certification of Chief Financial Officer under Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained within Exhibit 101)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIMITLESS X HOLDINGS, INC.

	By:	/s/ Jaspreet Mathur
	Name:	Jaspreet Mathur
Dated: May 9, 2025	Title:	Chief Executive Officer and Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jaspreet Mathur	Chief Executive Officer and Chairman of the Board of Director	May 9, 2025
Jaspreet Mathur	(Principal Executive Officer)

/s/ Benjamin Chung	Chief Financial Officer	May 9, 2025
Benjamin Chung	(Principal Financial Officer and Principal Accounting Officer)

/s/ Kenneth Haller	Director	May 9, 2025
Kenneth Haller

/s/ Bharat Raj Mathur	Director	May 9, 2025
Bharat Raj Mathur

/s/ Amanda Saccomanno	Director	May 9, 2025
Amanda Saccomanno

/s/ Leon Anderson	Director	May 9, 2025
Leon Anderson

/s/ Dan Fleyshman	Director	May 9, 2025
Dan Fleyshman

/s/ Michael Braun	Director	May 9, 2025
Michael Braun

/s/ Hassan Iddrissu	Director	May 9, 2025
Hassan Iddrissu

/s/ Arthur Sarkissian	Director	May 9, 2025
Arthur Sarkissian

LIMITLESS X HOLDINGS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Limitless X Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Limitless X Holdings, Inc. and subsidiaries (the Company) as of December 31, 2024 and 2023, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2024, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Going Concern

Due to recurring net losses and negative cash flows from operations for the year, the company evaluated the need for a going concern listed in Note 2. Auditing management’s evaluation of a going concern involves significant judgement given the fact that the Company uses management’s estimates on future revenues and expenses, which are not able to be easily substantiated. We evaluated the appropriateness of the going concern, we examined and evaluated the financial information along with management’s plans to mitigate the going concern and management’s disclosure on going concern.

/s/ M&K CPAS, PLLC

We have served as the Company’s auditor since 2024.

The Woodlands, TX

May 9, 2025

LIMITLESS X HOLDINGS INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
December 31,	2024	2023

ASSETS
Current Assets:
Cash	$53,549	$116,100
Accounts receivables, net	24,984	116,888
Inventories	18,415	21,857
Prepaid expenses	11,700	12,500
Total current assets	108,648	267,345

Non-Current Assets:
Property and equipment, net	980	29,410
Other assets	11,208	10,985
Total non-current assets	12,188	40,395

Total assets	$120,836	$307,740

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	$6,024,556	$7,318,230
Accrued interest	1,035,842	531,148
Royalty payable	220,535	-
Refunds and chargeback payable	55,296	62,264
Note payable	35,000	35,000
Notes payable to shareholder	5,144,460	5,152,028
Notes payable to related parties	436,747	80,000
Loan payable	240,133	-
Total current liabilities	13,192,569	13,178,670

Total liabilities	13,192,569	13,178,670

Commitments and contingencies

Preferred Stock B - $0.0001 par value; 30,000,000 authorized shares; 531,356 and 10,349,097 shares issued and outstanding, respectively	1,742,953	16,973,554

Stockholders’ deficit
Preferred Stock A - $0.0001 par value; 30,000,000 authorized shares; 500,000 shares issued and outstanding	50	50
Common Stock- $0.0001 par value; 300,000,000 authorized shares; 8,594,681 shares and 3,992,234 shares issued and outstanding, respectively	859	399
Common stock issuable, 133,332 shares at December 31, 2024	83,555	-
Additional paid-in-capital	23,941,779	4,793,068
Accumulated deficit	(38,840,929)	(34,638,001)
Total stockholders’ deficit	(14,814,686)	(29,844,484)

Total liabilities and stockholders’ deficit	$120,836	$307,740

The accompanying notes are an integral part of these consolidated financial statements.

LIMITLESS X HOLDINGS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31,	2024	2023

Net Revenue
Product sales	3,355,961	15,484,495
Rentals	-	15,000
Total net revenue	3,355,961	15,499,495

Cost of Revenue
Cost of revenue	1,105,879	4,672,408
Total cost of sales	1,105,879	4,672,408

Gross profit	2,250,082	10,827,087

Operating expenses:
General and administrative	379,771	2,826,652
Advertising and marketing	1,997,123	9,944,457
Professional fees	876,243	1,514,516
Salaries and compensation	2,879,870	2,880,398
Total operating expenses	6,133,007	17,166,023

Loss from operations	(3,882,925)	(6,338,936)

Other income (expense)
Interest expense	(512,619)	(897,287)
Other income	10,477	17,056
Other expense	(7,825)	(30,000)
Gain (Loss) on debt settlement	216,914	(6,624,457)
Gain on disposal of assets	(26,035)	-
Total other income (expense), net	(319,088)	(7,534,688)

Net loss from continuing operations	(4,202,013)	(13,873,624)

Loss from discontinued operations	-	(1,854)

Loss before income tax provision	(4,202,013)	(13,875,478)

Income tax provision	915	-

Net loss	$(4,202,928)	$(13,875,478)

Earnings (Loss) Per Share:
Net loss per common share - basic and diluted - continued	$(0.83)	$(3.51)
Net loss per common share - basic and diluted - discontinued	$-	$(0.00)
Total	$(0.83)	$(3.51)

Weighted average number of common shares	5,068,134	3,957,486

The accompanying notes are an integral part of these consolidated financial statements.

LIMITLESS X HOLDINGS INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Preferred Stock B		Preferred Stock A		Common Stock		Common Stock Issuable		Additional Paid-In	Accumulated	Total Stockholder’s
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	deficit	Deficit

Balance at December 31, 2022 (restated)	-	$-	500,000	$50	3,944,571	$394	47,663	$693,311	$2,966,162	$(20,762,523)	$(17,102,606)

Issuance of common stock from common stock issuable	-	-	-	-	47,663	5	(47,663)	(693,311)	693,306	-	-

Vybe deconsolidation	-	-	-	-	-	-	-	-	1,133,600	-	1,133,600

Conversion of convertible notes and interest payable	10,349,097	16,973,554	-	-	-	-	-	-	-	-	-

Net loss	-	-	-	-	-	-	-	-	-	(13,875,478)	(13,875,478)

Balance at December 31, 2023	10,349,097	$16,973,554	500,000	$50	3,992,234	$399	-	$-	$4,793,068	$(34,638,001)	$(29,844,484)

Salaries conversion to common stock	-	-	-	-	3,202,464	320	-	-	3,202,144	-	3,202,464

Preferred B conversion to common stock	(9,286,385)	(15,230,601)	-	-	311,100	31	-	-	15,230,570	-	15,230,601

Vendor debt conversion to common stock	-	-	-	-	788,883	79	-	-	631,027	-	631,106

Consulting services - issuance of common stock	-	-	-	-	300,000	30	-	-	84,970	-	85,000

Shares issuable for consulting services	-	-	-	-	-	-	133,332	83,555	-	-	83,555

Net loss	-	-	-	-	-	-	-	-	-	(4,202,928)	(4,202,928)

Balance at December 31, 2024	1,062,712	$1,742,953	500,000	$50	8,594,681	$859	133,332	$83,555	$23,941,779	$(38,840,929)	$(14,814,686)

The accompanying notes are an integral part of these consolidated financial statements.

LIMITLESS X HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31,	2024	2023

Cash flows from operating activities:
Net loss	$(4,202,928)	$(13,873,624)
Income (loss) from discontinued operations	-	(1,854)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	2,392	4,450
Stock compensation for services	83,555	-
Common stock issued for professional fees	85,000	-
Loss from disposal of fixed assets	26,035	-
Loss on settlement of debt	(216,914)	6,624,457
Changes in assets and liabilities:
Accounts receivables, net	91,904	300,717
Inventories	3,442	887,452
Prepaid expenses	800	(12,500)
Other assets	(223)	67,980
Accounts payable and accrued expenses	3,261,507	504,511
Royalty payable	220,535	(1,114,403)
Refunds and chargeback payable	(6,968)	(269,954)
Net cash used in operating activities from continuing operations	(651,863)	(6,882,768)
Net cash provided by operating activities from discontinued operations	-	8,256
Net cash used in operating activities	(651,863)	(6,874,512)

Cash flows from investing activities:
Purchases of equipment	-	(1,604)
Net cash used in investing activities	-	(1,604)

Cash flows from financing activities:
Proceeds from convertible debt	-	500,000
Borrowings from (repayments to) borrowings from stockholder	(7,568)	690,000
Proceeds from loan payable	240,133	-
Proceeds from borrowings from related parties	356,747	-
Net cash provided by financing activities	589,312	1,190,000

Net increase(decrease) in cash	(62,551)	(5,686,116)

Cash – beginning of period	116,100	5,802,216

Cash – end of period	$53,549	$116,100

Supplemental disclosures of cash flow information
Cash paid during the periods for:
Interest	$-	$2,334
Income taxes	$-	$-

Non-cash investing and financing activities:
Conversion of convertible notes and interest payables	$-	$10,349,097
Conversion of vendor debt to common stock	$788,881	$-
Conversion of accrued salaries to common stock	$3,202,464	$-
Conversion of Preferred B Shares to common stock	$15,230,601	$-
Decrease in due to Emblaze One, Inc. by Limitless X due to deconsolidation	$-	$(1,167,011)
Increase in due from Vybe Labs, Inc. by Limitless X due to deconsolidation	$-	$1,133,600

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

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company had an accumulated deficit of $38.8 million at December 31, 2024, and had a net loss of $4.2 million for the year ended December 31, 2024 and net cash used in operating activities of $0.7 million for the year ended December 31, 2024. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

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

Operating segments comprised of the components of an entity in which separate information is available for evaluation by the Company’s chief operating decision maker, or group of decision makers, in determining how to allocate resources in evaluating performance. The Company consists of a single reporting segment: wrestling entertainment. The wrestling entertainment segment is comprised of the Company’s developing, producing, promoting, and distributing female wrestling events in the United States under the LFC brand name through live entertainment events, digital home videos, broadcast television networks, video on demand, and digital media channels. The Company’s chief operating decision maker (“CODM”) is its Chief Executive Officer.

The accounting policies of the wrestling entertainment segment are as described in the summary of significant accounting policies. The CODM evaluates the performance of the wrestling entertainment segment based on the Company’s net income (loss) as reported in the Statements of Operations. The Company’s segment assets are reported on the Balance Sheets.

The CODM reviews performance based on gross profit, operating profit, net earnings and net earnings excluding the impact of the fair value adjustment, a non-GAAP financial measure. Operating profit is reviewed to monitor the operating and administrative expenses of the Company. Profitability is important to the Company’s ability to grow and expand operations and strategic initiatives. The Company does not have any operations or sources of revenue outside of the United States. The Company does not have any customer representing more than 10% of total revenues for any period presented.

Segment Reporting

Operating segments comprised of the components of an entity in which separate information is available for evaluation by the Company’s chief operating decision maker, or group of decision makers, in determining how to allocate resources in evaluating performance. The Company consists of a single reporting segment providing direct to consumer e-commerce services for the Company’s health and wellness products, with a primary emphasis on dietary supplements. The Company’s current lead products are NZT-48, NZT-48 Lions mane, NZT-48 For Her and Oneshot Nootropic Pre-Workout.

The Company’s other businesses Limitless Films, Inc. (formed December 2024), XocelForte Therapeutics Inc. (formed in Augusts 2024), Limitless Entertainment, Inc. (December 2024), Limitless Digital Assets, Inc. (formed in December 2024) and Limitless Living Inc. (formed in December 2024) did not have any transactions during 2024.

The Company’s chief operating decision maker (“CODM”) is its Chief Executive Officer. The accounting policies of the direct-to-consumer ecommerce services segment are as described in the summary of significant accounting policies. The CODM evaluates the performance of the direct-to-consumer ecommerce services segment based on the Company’s net income (loss) as reported in the Statements of Operations. The Company’s segment assets are reported on the Balance Sheets.

The CODM reviews performance based on gross profit, operating profit, net earnings and net earnings. Operating profit is reviewed to monitor the operating and administrative expenses of the Company. Profitability is important to the Company’s ability to grow and expand operations and strategic initiatives. The Company does not have any operations or sources of revenue outside of the United States. The Company does not have any customer representing more than 10% of total revenues for any period presented. Accordingly, the CODM considers the revenue, operating expenses, and other income (expenses) of our single operating segment as reported on the statement of operations and considers our current and total assets as recorded on the balance sheet. There are no additional expense or asset information that are supplemental to those disclosed in these consolidated financial statements that are regularly provided to the CODM.

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

Advertising and Marketing

Advertising and marketing costs are charged to expense as incurred. Advertising and marketing costs were approximately $1,997,123 and $9,944,457 for the years ended December 31, 2024 and 2023, respectively, and are included in operating expenses in the accompanying statements of operations.

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

	December 31, 2024	December 31, 2023

Machinery and equipment	$1,604	$39,067
Total	1,604	39,067

Less: accumulated depreciation	(624)	(9,657)

Total equipment, net	$980	$29,410

Depreciation expense was $2,392 and $4,450 for the years ended December 31, 2024 and 2023, respectively. The Company disposed approximately $37,000 of equipment and recorded a loss on disposal of fixed assets of approximately $26,000 for the year ended December 31, 2024.

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

Earnings (Loss) per Share

The Company calculates earnings per share in accordance with Financial Accounting Standards Board (“FASB”) ASC 260, Earnings Per Share, which requires a dual presentation of basic and diluted earnings per share. Basic earnings per share (“EPS”) is computed by dividing earnings (losses) attributable to common shareholders by the weighted average number of common shares outstanding for the periods. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The Company had a loss for the years ended December 31, 2024 and 2023.

Equity Based Payments

The Company accounts for equity-based payment accruals under authoritative guidance as set forth in the Topics of the ASC. The guidance requires all equity-based payments to employees and non-employees, including grants of employee and non-employee stock options and warrants, to be recognized in the consolidated financial statements based at their fair values. The Company applies the provisions of ASC 718, “Compensation - Stock Compensation,” using a modified prospective application, and the Black-Scholes model to value stock options. Under this application, the Company records compensation expense for all awards granted. Compensation costs will be recognized over the period that an employee provides service in exchange for the award. During the year ended December 31, 2024 and the year ended December 31, 2023, the Company granted no options under the 2020 Stock Incentive Plan and 2022 Stock Option Plan.

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

The Company purchases merchandise from 6 suppliers, and the Company’s 2 largest suppliers accounted for 62% of total purchases for the year ended December 31, 2024 and 2 largest suppliers accounted for 72% of total purchases for the year ended December 31, 2023. A significant portion of the Company’s inventory is manufactured abroad in Asia. Foreign imports subject the Company to the risks of changes in, or the imposition of new, import tariffs, duties or quotas, new restrictions on imports, loss of “most favored nation” status with the United States for a particular foreign country, antidumping or countervailing duty orders, retaliatory actions in response to illegal trade practices, work stoppages, delays in shipment, freight expense increases, product cost increases due to foreign currency fluctuations or revaluations, public health issues that could lead to temporary closures of facilities or shipping ports, such as the recent outbreak of COVID-19, and other economic uncertainties. If a disruption of trade were to occur from the countries in which the suppliers of the Company’s vendors are located, the Company may be unable to obtain sufficient quantities of products to satisfy its requirements, or the cost of obtaining products may increase.

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

Operating Lease

In accordance with ASC 842, Leases, the Company determines whether an arrangement contains a lease at inception. A lease is a contract that provides the right to control an identified asset for a period of time in exchange for consideration. For identified leases, the Company determines whether it should be classified as an operating or finance lease. Operating leases are recorded in the balance sheet as: right-of-use asset (“ROU asset”) and operating lease liability. ROU asset represents the Company’s right to use an underlying asset for the lease term and lease liability represents the Company’s obligation to make lease payments arising from the lease. ROU assets and operating lease liabilities are recognized at the commencement date of the lease and measured based on the present value of lease payments over the lease term. The ROU asset also includes deferred rent liabilities. The Company’s lease arrangement generally do not provide an implicit interest rate. As a result, in such situations the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The Company includes options to extend or terminate the lease when it is reasonably certain that it will exercise that option in the measurement of its ROU asset and liability. Lease expense for the operating lease is recognized on a straight-line basis over the lease term. The Company has a lease agreement with lease and non-lease components, which are accounted for as a single lease component and are month-to-month during the year ended December 31, 2024 and 2023.

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

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280). The amendments in this update expand segment disclosure requirements, including new segment disclosure requirements for entities with a single reportable segment among other disclosure requirements. This update is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The adoption of ASU 2023-07 has not had a material effect on the Company’s statements and disclosures.

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

Income and expense related to Vybe were as follows for year ended December 31, 2023:

Year Ended December 31,	2023

Net revenue	-
Cost of revenue	-
Gross profit (loss)	-

Operating expenses:
General and administrative	1,305
Professional fees	549
Total operating expenses	1,854

Loss before income tax provision	(1,854)

Income tax provision	-

Net loss	(1,854)

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

As of December 31, 2024 and 2023, the royalty payable was $220,535 and $0, respectively.

On October 1, 2023, the Company terminated each of the License Agreements; however, the Company maintained its license for NZT-48 with LPI.

NOTE 7 – NOTE PAYABLE

On March 1, 2021, an individual loaned the predecessor company $35,000 in exchange for an unsecured promissory note that included interest at the rate of 10% per annum on the unpaid principal balance with all unpaid principal and interest due on or before March 1, 2022. The maturity date was extended to December 31, 2022. Interest is due and payable on the first day of each month. As of December 31, 2024 and 2023, the Company owes $35,000 in principal and accrued interest of $13,345 and $4,595 as of December 31, 2024 and 2023, respectively.

NOTE 8 – CLASS B PREFERRED STOCK

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

In October 2024, 9,286,385 Series B Preferred Stock were converted into 311,100 shares of common stock. The Company recorded a reduction of $15,230,601 of Series B Preferred Stock amount at the time of conversion.

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

On December 6, 2021, the Company entered into a Loan Authorization and Agreement for a loan of $50,000 from a shareholder, the proceeds of which were used to be used for working capital purposes. Beginning on June 1, 2022, the loan required a payment of $4,303 per month, which included principal and interest with an interest rate of 6 % per annum. The total balance of principal and interest was due on May 1, 2023. As of December 31, 2024 and 2023, the loan is due upon demand.

●	February 11, 2022 – $150,000

On February 11, 2022, the Company entered into a Loan Authorization and Agreement for a loan of $150,000 from a shareholder, the proceeds of which were to be used for working capital purposes. Beginning on June 1, 2022, the loan required a payment of $12,910 per month, which included principal and interest with an interest rate of 6% per annum. The total balance of principal and interest was due on May 1, 2023. As of December 31, 2024 and 2023, the loan is due upon demand.

●	May 8, 2022 – $550,000

On May 8, 2022, the Company entered into a Loan Authorization and Agreement for a loan of $550,000 from a shareholder, the proceeds of which were to be used for working capital purposes. As of September 30, 2023 and December 31, 2022, the principal balance was $550,000 and $550,000, respectively. Beginning on June 1, 2022, the loan required a payment of $47,337 per month, which included principal and interest with an interest rate of 6% per annum. The total balance of principal and interest was due on May 1, 2023. As of December 31, 2024 and 2023, the loan is due upon demand.

●	May 16, 2022 – $1,100,000

On May 16, 2022, the Company entered into a Loan Authorization and Agreement for a loan of $1,100,000 from a shareholder, the proceeds of which were to be used for working capital purposes. Interest began accruing at the rate of 8.5% per annum on June 17, 2022 and was due on May 16, 2023. As of December 31, 2024 and 2023, the loan is due upon demand.

●	May 18, 2022 – $450,000

On May 18, 2022, the Company entered into a Loan Authorization and Agreement for a loan of $450,000 from a shareholder, the proceeds of which were to be used for working capital purposes. Interest began accruing at the rate of 8.5% per annum on June 19, 2022 and was due on May 18, 2023. As of December 31, 2024 and 2023, the loan is due upon demand.

●	June 1, 2022 – $500,000

On June 1, 2022, the Company entered into a Loan Authorization and Agreement for a loan of $500,000 from a shareholder, the proceeds of which were to be used for working capital purposes. Beginning on August 1, 2022, the loan required a payment of $43,494 per month, which included principal and interest with an interest rate of 8% per annum. The total balance of principal and interest was due on July 1, 2023. As of December 31, 2024 and 2023, the loan is due upon demand.

●	June 30, 2022 – $922,028

On June 30, 2022, the Company entered into a Loan Authorization and Agreement for a loan of $922,028 from a shareholder, the proceeds of which were to be used for working capital purposes. Beginning on August 1, 2022, the loan required a payment of $80,206 per month, which included principal and interest with an interest rate of 8% per annum. The total balance of principal and interest was due on August 1, 2023. As of December 31, 2024 and 2023, the loan is due upon demand.

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

	December 31, 2024	December 31, 2023

June 20, 2023 ($50,000)	$50,000	$50,000
July 13, 2023 ($50,000)	50,000	50,000
August 1, 2023 ($190,000)	190,000	190,000
August 7, 2023 ($50,000)	42,432	50,000
Total Funding Commitment	$332,432	$340,000

As of December 31, 2024 and 2023, the balance of notes payable to shareholder under the Funding Commitment was $332,432 and $340,000, respectively.

Total accrued interest related to notes payable to shareholder as of December 31, 2024 and 2023 was $917,536 and $508,524, respectively. Interest expense related to notes payable to shareholder for the year ended December 31, 2024 and 2023 was $409,012 and $375,586, respectively.

NOTE 10 – NOTES PAYABLE TO RELATED PARTIES

Notes payable to related party consisted of the following:

	December 31,	December 31,
	2024	2023

May 10, 2022 ($12,500)	$12,500	$12,500
May 10, 2022 ($12,500)	12,500	12,500
May 10, 2022 ($20,000)	20,000	20,000
May 31, 2022 ($5,000)	5,000	5,000
May 31, 2022 ($15,000)	15,000	15,000
June 9, 2022 ($15,000)	15,000	15,000
March 27, 2024 ($100,000)	100,000	-
April 22, 2024 ($49,139)	45,763	-
April 26, 2024 ($45,000)	45,000	-
June 25, 2024 ($32,000)	32,000	-
June 28, 2024, 2024 ($25,000)	15,000	-
March 15, 2024 ($419,428)	118,984	-

Total notes payable to related parties (current)	$436,747	$80,000

●	May 10, 2022 - $12,500

On May 10, 2022, a related party of the Company loaned Prime Time Live, Inc. $12,500 in exchange for a promissory note that includes interest at the rate of 10% per annum on the unpaid principal balance, with all unpaid principal and interest due on or before May 10, 2023. Interest began accruing on May 10, 2022. As of December 31, 2024 and 2023, the loan is due upon demand.

●	May 10, 2022 - $12,500

On May 10, 2022, a related party of the Company loaned Prime Time Live, Inc. $12,500 in exchange for a promissory note that includes interest at the rate of 10% per annum on the unpaid principal balance with all unpaid principal and interest due on or before May 10, 2023. Interest began accruing on May 10, 2022. As of December 31, 2024 and 2023, the loan is due upon demand.

●	May 10, 2022 - $20,000

On May 10, 2022, a related party of the Company loaned Prime Time Live, Inc. $20,000 in exchange for a promissory note that included interest at the rate of 10% per annum on the unpaid principal balance with all unpaid principal and interest due on or before May 10, 2023. Interest began accruing on May 10, 2022. As of December 31, 2024 and 2023, the loan is due upon demand.

●	May 31, 2022 - $5,000

On May 31, 2022, a related party of the Company loaned Prime Time Live, Inc. $5,000 in exchange for a promissory note that included interest at the rate of 10% per annum on the unpaid principal balance with all unpaid principal and interest due on or before May 31, 2023. Interest began accruing on May 31, 2022. As of December 31, 2024 and 2023, the loan is due upon demand.

●	May 31, 2022 - $15,000

On May 31, 2022, a related party of the Company loaned Prime Time Live, Inc. $15,000 in exchange for a promissory note that included interest at the rate of 10% per annum on the unpaid principal balance with all unpaid principal and interest due on or before May 31, 2023. Interest began accruing on May 31, 2022. As of December 31, 2024 and 2023, the loan is due upon demand.

●	June 9, 2022 - $15,000

On June 9, 2022, the Company loaned share holder of the company $15,000 in exchange for a promissory note that included interest at the rate of 10% per annum on the unpaid principal balance with all unpaid principal and interest due on or before May 10, 2023. Interest began accruing on May 10, 2022. As of December 31, 2024 and 2023, the loan is due upon demand.

●	March 15, 2024 - $419,428

On March 12, 2024, Emblaze One, a company owned by the shareholder of the company, a related party, provided $419,428 as a loan that includes interest at the rate of 10% per annum on the unpaid principal balance, with all unpaid principal and interest due on demand.

●	March 27, 2024 - $100,000

On March 12, 2024, EM1 Capital, a company owned by the shareholder of the company, a related party, provided $100,000 as a loan that includes interest at the rate of 10% per annum on the unpaid principal balance, with all unpaid principal and interest due on demand.

●	April 22, 2024 - $49,139

On April 22, 2024, EM1 Capital, a company owned by the shareholder of the company, a related party, provided $49,139 as a loan that includes interest at the rate of 10% per annum on the unpaid principal balance, with all unpaid principal and interest due on demand.

●	April 26, 2024 - $45,000

On April 26, 2024, EM1 Capital, a company owned by the shareholder of the company, a related party, provided $45,000 as a loan that includes interest at the rate of 10% per annum on the unpaid principal balance, with all unpaid principal and interest due on demand.

●	June 25, 2024 - $32,000

On June 25, 2024, EM1 Capital, a company owned by the shareholder of the company, a related party, provided $32,000 as a loan that includes interest at the rate of 10% per annum on the unpaid principal balance, with all unpaid principal and interest due on demand.

●	June 28, 2024 - $25,000

On June 28, 2024, EM1 Capital, a company owned by the shareholder of the company, a related party, provided $25,000 as a loan that includes interest at the rate of 10% per annum on the unpaid principal balance, with all unpaid principal and interest due on demand.

Total accrued interest related to notes payable to shareholder as of December 31, 2024 and 2023 was $58,160 and $11,127, respectively. Interest expense related to notes payable to shareholder for the year ended December 31, 2024 and 2023 was $47,592 and $8,000, respectively.

NOTE 11 – LOAN PAYABLE

In July 2024, the Company entered into a merchant account loan payable with Shopify in the amount of $360,000. The loan is payable daily over 306 days with interest rate at 15.51% per annum. The loan payable balance was $240,133 at December 31, 2024 and is expected to be fully paid in 2025.

NOTE 12 – CREDIT CARD SETTLEMENT

The Company had settled American Express credit card liability of $292,251 as of December 31, 2024 to $200,000 which resulted a gain in settlement of debt of $92,251 for the year ended December 31, 2024. The gain in settlement of debt is recorded in other income in the statements of operations.

NOTE 13 – STOCKHOLDERS’ EQUITY

Common Stock

As of December 31, 2024 and 2023, the Company had 300,000,000 authorized shares of common stock par value $0.0001 per share and had 8,594,681 shares and 3,992,234 shares issued and outstanding, respectively.

●	Common Stock Issued for Services – In December 2024, the Company issued approximately 300,000 shares of common stock for services provided to the Company. These shares were valued at fair value at the time of issuance and recorded stock compensation expense of $85,000, for the year ended December 31, 2024.

●	Common Stock Issuable for Services – In December 2024, the Company had common stock issuable of 133,332 shares of common stock for services provided to the Company. These shares were valued at fair value at the time of issuance and recorded stock compensation expense of $83,555 for the year ended December 31, 2024.

●	Vendor Debt Conversion to Common Stock – In December 2024, the Company had vendor payable in the amount of $788,801 that was converted to common stock and issued 788,883 shares of common stock. As a result of the conversion, the Company recorded as gain of $157,775 which was recorded as a gain in debt settlement in other income in the statements of operations and off-set against additional paid-in capital netting to $631,106.

●	Salaries Conversion to Common Stock – In December 2024, the Company had accrued compensation in the amount of $3,202,464 that was converted to common stock and issued 3,202,464 shares of common stock.

Preferred Stock

As of December 31, 2024 and 2023, the Company has authorized 30,000,000 shares of preferred stock, 500,000 shares of which were designated as Class A Convertible Preferred Stock (“Class A Preferred Stock”).

●	Class A Convertible Stock – As of December 31, 2024 and 2023, there were a total of 500,000 shares of Class A Preferred Stock issued and outstanding. The Class A Preferred Stock, when voting as a single class, has the votes of at least 60% of the voting power of the Company. Further, the holder of the Class A Preferred Stock can convert one share of Class A Preferred Stock into two shares of the Company’s common stock, subject to adjustment. In addition, the holder of the Class A Preferred Stock is entitled to a liquidation preference of the Company senior to all other securities of the Company.

●	Class B Convertible Stock – On October 23, 2023, pursuant to certain Conversion Agreements, the Company issued an aggregate of 10,349,097 shares of Class B Preferred Stock and extinguished $9,675,000 of convertible debt including accumulated interest as of October 23, 2023 in the amount of $674,097. The holders of the Class B Preferred Stock are entitled to a liquidation preference senior to common stock and junior to the Class A Preferred Stock at a liquidation price of $3.00 per share of Class B Preferred Stock. The Class B Preferred Stock also has conversion rights, whereby each share of Class B Preferred Stock is convertible into two shares of Common Stock at the discretion of the holder, subject to beneficial ownership limitations. The holders of the Class B Preferred Stock have no voting rights, unless otherwise provided for in its Certificate of Designation or by law.

●	Class B Convertible Stock – On September 9, 2024, pursuant to the conversion agreement, the convertible B shareholders converted 9,286,385 shares of Class B Preferred Stock in exchange for 311,100 common stock. The conversion amount of Class B Preferred Stock was $15,230,601 at the date of conversion.

NOTE 14 – EQUITY BASED PAYMENTS

The Company had the following equity-based plan:

●	Stock Incentive Plans

Effective January 15, 2020, the Company adopted its 2020 Stock Option and Award Plan (the “2020 Stock Incentive Plan”). Under the 2020 Stock Incentive Plan, the Board of Directors may grant options or purchase rights to purchase common stock to officers, employees, and other persons who provide services to the Company or any related company. The participants to whom awards are granted, the type of awards granted, the number of shares covered for each award, and the purchase price, conditions and other terms of each award are determined by the Board of Directors, except that the term of the options shall not exceed ten years. A total of 2,222 shares of the Company’s common stock is reserved for the 2020 Stock Incentive Plan. The shares issued for the 2020 Stock Incentive Plan may be either treasury or authorized and unissued shares. During the year ended December 31, 2024 and 2023, the Company granted no options under the 2020 Stock Incentive Plan.

Effective August 9, 2022, the Company adopted its 2022 Incentive and Non-statutory Stock Option Plan (the “2022 Stock Option Plan”). Under the 2022 Stock Option Plan, the Board of Directors may grant options to purchase common stock to officers, employees, and other persons who provide services to the Company. A total of 833,333 shares of the Company’s common stock is reserved for the 2022 Stock Option Plan. During the year ended December 31, 2024 and 2023, the Company granted no options under the 2022 Stock Option Plan.

NOTE 15 – RELATED PARTY TRANSACTIONS

The Company had the following related party transactions:

●	Royalty Payables – Limitless Performance Inc. (“LPI”), SMILZ INC. (“Smiles”), DIVATRIM INC. (“Divatrim”), and AMAROSE INC. (“Amarose,” and collectively with LPI, Smiles, and Divatrim, the “Licensors”) are all companies at least 50% owned by a shareholder of the Company. On December 1, 2021, the Company entered into manufacturing and distributorship license agreements (each, a “License Agreement”) with each of the Licensors to distribute each of the Licensors’ respective products and for payments to such Licensor for its product designs and distribution rights. Pursuant to the License Agreements, and each of them, the Company agreed to pay to such Licensors royalty payments equal to 4.00% of gross sales, excluding returns, chargebacks, and other such allowances. As of December 31, 2024 and 2023, the royalty payable was $220,535 and $0, respectively. On October 1, 2023, the Company terminated each of the License Agreements; however, the Company maintained its license for NZT-48 with LPI.

●	Notes Payable to Shareholder – The Company had various notes payable with its shareholder who is the Chief Executive Officer of the Company. Refer to Note 9.

●	Notes Payable to Related Parties – The Company entered into various notes payable with shareholders of the Company. As of December 31, 2024 and 2023, the Company had $80,000 outstanding. Refer to Note 10.

●	On June 1, 2023, the Company entered into an Agreement for Purchase and Sale of Stock (the “Vybe Sale Agreement”) with Emblaze One, Inc., a Nevada corporation, (“Emblaze”) wherein the Company sold all 5,000 of its shares of common stock of its wholly owned subsidiary, Vybe Labs, Inc., a Delaware corporation (“Vybe”). Emblaze is a company 100% owned by the Company’s Chief Executive Officer, Chairman of the Board of Directors, and majority shareholder, Jaspreet Mathur.

NOTE 16 – INCOME TAX PROVISION

Total income tax (benefit) expense consists of the following:

Years ended December 31,	2024	2023

Current provision (benefits):
Federal	$-	$-
State	915	-
Total current provision (benefits):	$915	$-

Deferred provision (benefits):
Federal	$-	$-
State	-	-
Total deferred provision (benefits)	$-	$-

Total tax provision (benefits)	$915	$-

A reconciliation of the Company’s effective tax rate to the statutory federal rate is as follows:

Years ended December 31,	2024	2023

Effective tax rates:
Statutory federal rate	21.00%	21.00%
State income taxes	8.84%	8.84%
Permanent differences for tax purposes and others	-%	-%
Change in valuation allowance	(29.84)%	(29.84)%

Effective tax rate	-%	-%

The income tax benefit differs from the amount computed by applying the U.S. federal statutory tax rate of 21% and California state income taxes of 8.84% due to the change in the valuation allowance.

Years ended December 31,	2024	2023

Deferred tax assets:
Net operating loss	$8,153,000	$6,755,000
Other temporary differences	-	-
Total deferred tax assets (liabilities)	8,153,000	$6,755,000
Less – valuation allowance	(8,153,000)	(6,755,000)

Total deferred tax assets, net of valuation allowance	$-	$-

Deferred income taxes reflect the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of deferred tax assets and liabilities are as follows:

As of December 31, 2024 and 2023, the Company had available net operating loss carryovers of approximately $27.3 million and $22.6 million, respectively. Per the Tax Cuts and Jobs Act (TCJA) implemented in 2018, the two-year carryback provision was removed and now allows for an indefinite carryforward period. The carryforwards are limited to 80% of each subsequent year’s net income. As a result, net operating loss may be applied against future taxable income and expires at various dates subject to certain limitations. The Company has a deferred tax asset arising substantially from the benefits of such net operating loss deduction and has recorded a valuation allowance for the full amount of this deferred tax asset since it is more likely than not that some or all of the deferred tax asset may not be realized.

The Company files income tax returns in the U.S. federal jurisdiction and California and is subject to income tax examinations by federal tax authorities for tax year ended 2018 and later and subject to California authorities for tax year ended 2017 and later. The Company currently is not under examination by any tax authority. The Company’s policy is to record interest and penalties on uncertain tax positions as income tax expense. As December 31, 2024 and December 31, 2023, the Company has no accrued interest or penalties related to uncertain tax positions.

As of December 31, 2024, the Company had cumulative net operating loss carryforwards for federal tax purposes of approximately $27.3 million. In addition, the Company had state tax net operating loss carryforwards of the same amount. The carryforwards may be applied against future taxable income and expires at various dates subject to certain limitations.

NOTE 17 – COMMITMENTS AND CONTINGENCIES

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

The Company does not have any long-term leases and leases are on a month-to-month basis as of December 31, 2024 and 2023. Total rent expense was $69,389 and $159,216 for the years ended December 31, 2024 and 2023, respectively.

Contingencies

From time to time, the Company is involved in legal proceedings. The Company records a liability for those legal proceedings when it determines it is probable that a loss has been incurred, and the amount of the loss can be reasonably estimated. The Company also discloses when it is reasonably possible that a material loss may be incurred, however, the amount cannot be reasonably estimated. From time to time, the Company may enter into discussions regarding settlement of these matters, and may enter into settlement agreements, if it believes settlement is in the best interest of the Company and its shareholders.

The following is a summary of our current outstanding litigation:

●	Mentom Eyewear Inc. – A legal action was filed in the Los Angeles Superior Court against Limitless X Holdings Inc., four of its officers, and an unrelated company, alleging the breach of an Implied In-Fact Agreement and other causes of action related to it. We argued that there was no such agreement and demanded a dismissal of the action. The case was dismissed with an entry of dismissal filed by Mentom Eyewear Inc. on May 28, 2024.

●	Harpo Inc. – A legal action was filed in the Central District of California against Limitless X Inc. and two of its officers along with Emblaze One, Inc., alleging trademark infringement and dilution, unfair competition, false advertising, and violation of the right of publicity, all based on allegations that one of our advertisements contained the unauthorized use of a celebrity’s name and intellectual property, Harpo Inc. and OW Licensing Company LLC v. Emblaze One, Inc., et al., Case Number 2:23-cv-04459 VAP (ASx). Any exposure stemming from this action would be subject to indemnity from the advertising network responsible for the ads in question. We filed an answer and are currently engaging in the discovery process, including investigating the third-party liability. No liability has been recorded for this litigation because the Company believes that any such liability is not reasonably estimable at this time.

●	Lace Marketing LLC - A new case was filed and just served on us in early April 2025. The case is titled Lace Marketing LLC dba Leisurepay v. Limitless X Holdings Inc, et al, (with 9 other unrelated parties named as defendants), Case number 2024L014194 in Circuit Court of Cook County, Illinois. Liability is not estimable but we believe Limitless was wrongfully named and have a full defense as no contract or business relationship exists with this plaintiff and we are planning to file a motion to dismiss.

NOTE 18 – SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred after December 31, 2024. During this period, the Company did not have any material recognizable subsequent events required to be disclosed other than the following:

●	January 2, 2025 – Effective as of January 2, 2025, the Company filed a Certification of Designation of Class C Convertible Preferred Stock (the “Certificate”) with the Delaware Secretary of State and in accordance with the Delaware General Corporation Law. The Company currently has 30,000,000 shares of preferred stock (“Preferred Stock”) authorized. Of the 30,000,000 authorized shares of Preferred Stock, 500,000 shares are designated as Class A Convertible Preferred Stock (the “Class A Stock”), all of which are issued and outstanding. Additionally, 11,000,000 shares of the Preferred Stock are designated as Class B Convertible Preferred Stock (the “Class B Stock”), of which 531,356 shares are issued and outstanding. The Company has 300,000,000 shares of common stock (“Common Stock”) authorized, of which 7,179,961 shares are issued and outstanding. The Certificate designates 5,000,000 shares of the Company’s Preferred Stock as Class C Convertible Preferred Stock with a par value of $0.0001 per share (“Class C Stock”). The Class C Stock ranks (i) junior to the Class A Stock and Class B Stock, (ii) senior to any other class or series of outstanding Preferred Stock or Common Stock, and (iii) prior to any other class or series of capital stock of the Company hereafter created, and in each case as to distributions of assets upon liquidation, dissolution, or winding up of the Company, whether voluntary or involuntary (the “Class C Stock Distribution Ranking”). The Class C Stock is not entitled to dividends except as required by law. The Class C Stock shall have no voting rights other than as set forth in the Certificate or as required by law.

●	January 13, 2025 – Effective as of January 13, 2025, the Company entered into a Settlement Agreement and Release of Claims (each, a “Settlement Agreement” together, the “Settlement Agreements”) with each of (a) Jaspreet Mathur, the Company’s Chief Executive Officer; (b) Rob D. Cucher, the Company’s Vice President of Legal Affairs; (c) Danielle Young, the Company’s Chief Operating Officer, (d) Benjamin Chung, the Company’s Chief Financial Officer, and (e) two (2) non-executive employees (each individual in (a)-(e), an “Employee”). Under the Settlement Agreements, the Company issued an aggregate of 1,340,598 shares of its common stock to each Employee a party thereto (each issuance, a “Settlement Payment”) in exchange and in full and complete consideration for such Employee’s execution of the Settlement Agreement, and in full and complete consideration for the resolution of any and all issues related to such Employee’s employment (in particular, disputes or claims arising out of compensation allegedly owed and unpaid to such Employee during the period beginning on September 1, 2024 and ending on December 15, 2024 (“Accrual Period”). Each Employee agreed that the Settlement Payment payable to it was above-and-beyond any prior or deferred wages due to such Employee during the Accrual Period. The number of shares issued to each Employee in the Settlement Agreement was calculated using the Company’s average stock price during the Accrual Period, which was $0.40 per share. The Settlement Payment to each Employee was as follows: (a) to Mr. Mathur, 729,155 shares of the Company’s common stock, the equivalent of $291,662; (b) to Mr. Cucher, 182,280 shares of the Company’s common stock, the equivalent of $72,912; (c) to Ms. Young, 145,833 shares of the Company’s common stock, the equivalent of $58,333; (d) to Mr. Chung, 130,205 shares of the Company’s common stock, the equivalent of $52,082; and (e) to the non-executive employees, an aggregate of 153,125 shares of the Company’s common stock, the equivalent of $61,250 of wages owed in the aggregate.

●	January 13, 2025 – On January 13, 2025, the Company entered into debt conversion agreements with 4 vendors to settle outstanding debts in the aggregate amount of $7,963,978.93. Under these agreements, the Company issued an aggregate of 320,094 shares of Class C Stock. These shares can convert into 32,009,400 shares of the Company’s common stock. The Class C Stock was priced to each vendor at 12.5% of the total amount of the debt owed to each vendor plus agreed upon interest at 12.5%.

●	January 13, 2025 – Effective as of January 13, 2025, the Company issued an aggregate of 3,285,598 shares of its common stock, which exceeds 5% of its issued and outstanding common stock, to (i) its executive officers and employees in connection with the Settlement Agreements and (ii) as fees for Board service for the last two years. As a result of these issuances, the Company has an aggregate of 12,308,613 shares of common stock issued and outstanding common stock as of January 14, 2025.

●	January 13, 2025 – Effective as of January 13, 2025, the Board granted in the aggregate 1,945,000 shares of the Company’s common stock to its directors in connection with their services as directors of the Company between May 20, 2022, through December 31, 2024 (the “Director Payments”). The number of shares issued to the directors was calculated using the Company’s average stock price during the last year, which was $0.50 per share. The Director Payments consisted of: (a) 315,000 shares to Jaspreet Mathur for his accrued director fees of $157,500; (b) 315,000 shares to Bharat Raj Mathur for his accrued director fees of $157,500; (c) 315,000 shares to Amanda Saccomanno for her accrued director fees of $157,500; (d) 260,000 shares to Dan Fleyshman for his accrued director fees of $130,000; (e) 260,000 shares to Leon Anderson for accrued director fees of $130,000; (f) 240,000 shares to Michael Braun for accrued director fees of $120,000; and (g) 240,000 shares to Hassan Iddrissu for his accrued director fees of $120,000. No director received any compensation for his or her Board services prior to this date.

●	January 23, 2025 – Effective as of January 23, 2025, the Company filed a Certificate of Designation of Series D 15% Cumulative Redeemable Perpetual Preferred Stock (the “Certificate”) with the Delaware Secretary of State and in accordance with the Delaware General Corporation Law. The Company currently has 30,000,000 shares of preferred stock (“Preferred Stock”) authorized. Of the 30,000,000 authorized shares of Preferred Stock, 500,000 shares are designated as Class A Convertible Preferred Stock (the “Class A Stock”), all of which are issued and outstanding. 11,000,000 shares of the Preferred Stock are designated as Class B Convertible Preferred Stock (the “Class B Stock”), of which 531,356 shares are issued and outstanding. Additionally, 5,000,000 shares of the Preferred Stock are designated as Class C Convertible Preferred Stock (the “Class C Stock”), of which 320,094 shares are issued and outstanding. The Company has 300,000,000 shares of common stock (“Common Stock”) authorized, of which 12,235,708 shares are issued and outstanding as of January 23, 2025. The Certificate designates 5,000,000 shares of the Company’s Preferred Stock as Series D 15% Cumulative Redeemable Perpetual Preferred Stock, par value of $0.0001 per share (“Series D Stock”). The Series D Stock ranks (i) junior to the Class A Stock, Class B Stock, and Class C Stock and all of the Company’s existing and future indebtedness (including indebtedness convertible into the Company’s Common Stock or Preferred Stock) and to the indebtedness and other liabilities of (as well as any preferred equity interests held by others in) the Company’s existing subsidiaries and any future subsidiaries, (ii) senior to any other class or series of outstanding Preferred Stock or Common Stock, (iii) on parity with all equity securities issued by the Company with terms specifically providing that those equity securities rank on parity with the Series D Stock with respect to rights to the payment of dividends and the distribution of assets upon the Company’s liquidation, dissolution, or winding up, and (iv) senior to any other class or series of capital stock of the Company hereafter created, and in each case as to distributions of assets upon liquidation, dissolution, or winding up of the Company, whether voluntary or involuntary (the ranking of the Series D Stock in relation to items (i)-(iv), the “Series D Stock Distribution Ranking”). Holders of the Series D Stock are entitled to receive cumulative cash dividends at the rate of 15% on the stated value of $25.00 per share of the Series D Preferred Stock per annum (equivalent to $3.75 per annum per share) (the “Series D Stock Dividend”). The Series D Stock Dividend is payable every quarter as and if declared by the Company’s board of directors and as permitted by law.

●	January 24, 2025 – Effective as of January 24, 2025, the Company entered in consulting agreement with Limitless Performance Inc. (“LPI”) (the “Consulting Agreement”), an entity wholly-own by Jaspreet Mathur, a greater than 10% shareholder and the Chief Executive Officer (“CEO”) and Chairman of the board of directors (“Chairman”) of the Company. Under the Consulting Agreement, LPI is to assist the Company in identifying and securing cost-effective manufacturing processes, including international distribution and production, in the development of new products, including but not limited to different forms of brain supplements, coffee boosters, and other similar products. The term of the Consulting Agreement is three (3) years and automatically renews for succeeding terms of one (1) year unless either party gives notice to the other at least 30 days prior to the expiration of any term of their intention not to renew. The Company is to pay LPI on January 27, 2025, with a grant of 133,333 immediately exercisable stock options per the Company’s 2022 Stock Option Incentive Plan. The Company may pay performance-based incentives in the form of additional stock issuances or cash equivalents to LPI at some later date upon the mutual agreement of the parties dependent upon the Company’s growth.

●	January 24, 2025 – Effective as of January 24, 2025, Limitless X, Inc., a Nevada corporation (“Limitless X”) and wholly-owned subsidiary of the Company entered into an amendment (the “Amendment”) to the Manufacturing and Distributorship License Agreement, dated as of December 1, 2021, by and between Limitless X and LPI (the “Original License Agreement”). LPI is wholly-owned by Jaspreet Mathur, the Company’s CEO, Chairman and significant shareholder. In the Amendment, LPI agreed to waive its right to receive royalty payments under the License Agreement for a period of three (3) years, to end on December 31, 2027. All other terms of the Original License Agreement remained the same.

●	January 24, 2025 – On January 24, 2025, Limitless Films, Inc. (“Lender”), a subsidiary of Limitless X Holdings Inc. (the “Company”) entered into a Bridge Loan Agreement with a film producer (the “Borrower”) to finance part of the pre-production budget for Borrower’s upcoming film (the “Picture”) with an A-list actor. The Lender agreed to loan to Borrower on a secured basis one million dollars ($1,000,000) in order for Borrower to meet its cash flow requirements for the Picture (the “Loan”). Under the Bridge Loan Agreement, an affiliate of the Company and Lender, EM1 Capital LLC, solely owed and managed by Jaspreet Mathur, the Company’s Chief Executive Officer, Chairman of the Company’s board of directors, and a significant shareholder, advanced the Loan to Borrower pursuant to the terms of the Bridge Loan Agreement. The Loan bears an interest rate of twelve and one-half percent (12.5%) per annum from the date that the Loan funds were received by Borrower. The maturity date on the Loan is the earlier of (i) the first day of principal photography of the Picture, or (ii) December 15, 2025. The Bridge Loan Agreements grants Lender a security interest in Borrower’s copyright interest in the Picture and the screenplay.

●	January 29, 2025 – On January 29, 2025, the Board of Directors (the “Board”) of Limitless X Holdings Inc. (the “Company”) approved an award of stock options (“Options”) to purchase shares of common stock, $0.0001 par value per share (“Common Stock”), to the Company’s executive officers and directors as follows: 200,000 Options to Jaspreet Mathur, the Company’s Chief Executive Officer and Chairman; 75,000 Options to Rob Cucher, the Company’s VP of Legal Affairs; 25,000 Options to Benjamin Chung, the Company’s Chief Financial Officer; 75,000 Options to Danielle Young, the Company’s Chief Operating Officer; 50,000 Options to Bharat Raj Mathur, a member of the Board; and 50,000 Options to Arthur Sarkissian, a member of the Board. These Options, which have an exercise price of $0.52 per share, vested immediately upon grant. These Options were awarded pursuant to the Company’s 2022 Incentive and Nonstatutory Stock Option Plan (the “Option Plan”) previously filed by the Company as Exhibit 4.3 to the Company’s Registration Statement on Form S-1 as filed with the U.S. Securities and Exchange Commission (“SEC”) on February 14, 2024, and the above summary of the terms of these Options is qualified in its entirety by reference to the Option Plan.

●	January 29, 2025 – On January 29, 2025, the Board also approved an award of shares of Common Stock restricted under Rule 144 of the Securities Act of 1933, as amended (“Restricted Stock”) to the Company’s executive officers as follows: 333,333 shares of Restricted Stock to Jaspreet Mathur, the Company’s Chief Executive Officer and Chairman; 150,000 shares of Restricted Stock Options to Rob Cucher, the Company’s VP of Legal Affairs; 50,000 shares of Restricted Stock to Benjamin Chung, the Company’s Chief Financial Officer; and 150,000 shares of Restricted Stock to Danielle Young, the Company’s Chief Operating Officer. The shares of Restricted Stock were awarded pursuant to the Company’s 2022 Restricted Stock Plan (the “Restricted Stock Plan”) previously filed by the Company as Exhibit 4.2 to the Company’s Registration Statement on Form S-1 as filed with the SEC on February 14, 2024, and the above summary of the terms of the Restricted Stock is qualified in its entirety by reference to the Restricted Stock Plan.

●	February 5, 2025 – Effective as of February 5, 2025, the Company, along with it wholly-owned subsidiary, Limitless X Inc., a Nevada corporation (“LSX”), entered into an endorsement agreement with Blowout Enterprises, LLC (“Blowout”), f/s/o Paul Michael DelVecchio Jr., p/k/a “Pauly D” a/k/a “DJ Pauly D” (“Pauly D”) (the “Endorsement Agreement”). The initial term of the endorsement agreement is three years and shall automatically renew for successive one-year terms unless a party gives notice of its intent not to renew at least 30 days prior to the expiration of any term. Under the Agreement, Blowout agreed to cause Pauly D to endorse and exclusively promote LSX’s dietary supplement products, specifically including the Company’s Oneshot Pre-Workout and such other mutually approved products (the “Endorsement”). In exchange for the Endorsement, the Company agreed to pay Blowout, on a pay-or-play basis, cash compensation of $150,000 per contract year. Additionally, the Company agreed to pay Blowout compensation in the form of the Company’s common stock, restricted under Rule 144 of the Securities Act of 1933, as amended (the “Securities Act”) (“Restricted Stock”), equivalent to the fair market value of $100,000 based on the 30-day volume weighted average price. The Company is to pay Blowout $50,000 of Restricted Stock within a reasonable period of time following the execution of the Endorsement Agreement. The remaining $50,000 of Restricted Stock shall be paid by the Company to Blowout on the twelve-month anniversary of the effective date.

●	February 7, 2025 – On February 7, 2025, the Company entered into a debt conversion transaction with Jaspreet Mathur to settle outstanding debt in the amount of $3,000,000, plus accrued interest the amount of $375,000, for an aggregate debt in the amount of $3,375,000. The Debt Conversion Agreement is attached as Exhibit 10.1 to this Current Report. In exchange for cancelling the Debt, The Company issued an aggregate of 135,000 shares of Series D 15% Cumulative Redeemable Perpetual Preferred Stock, par value of $0.0001 per share (“Series D Stock”) to Mr. Mathur. The Class D Stock was priced to 12.5% of the total amount of the debt owed to each vendor plus agreed upon interest at 12.5%. The shares of the Company’s Class D Stock are “restricted securities” as defined in Rule 144 of the Securities Act and are subject to restrictions on transfer and sale under applicable federal and state securities laws. The Company filed a Certificate of Designation (“Certificate”) for the Series D Preferred Stock with the Delaware Secretary of State on January 24, 2025. Holders of the Series D Stock are entitled to receive cumulative cash dividends at the rate of 15% on the stated value of $25.00 per share of the Series D Preferred Stock per annum (equivalent to $3.75 per annum per share) (the “Series D Stock Dividend”). The Series D Stock Dividend is payable every quarter as and if declared by the Company’s board of directors and as permitted by law. The Series D Preferred Stock has no voting rights, other than as set forth in the Certificate of Designation or as required by law. The Company may, at its option, redeem the Series D Stock (i) on or after the second anniversary of the date of the issuance of the Series D Stock, or (ii) at any time upon a Change of Control (as defined in the Certificate). The Series D Stock is not redeemable by the holders of the Series D Stock under any circumstances. The cash redemption price of the Series D Stock is $25.00 per share, plus any accumulated and unpaid dividends thereon up to, but not including, the redemption date. The Series D Stock is not convertible into or exchangeable for any shares of Common Stock or other capital stock of the Company.

●	March 21, 2025 – Effective as of March 21, 2025 (“Effective Date”), Jaspreet Mathur (the “Holder”), Chief Executive Officer, Chairman, and a greater than 10% shareholder in Limitless X Holdings Inc. (the “Company”) entered into a promissory note with the Company (the “Promissory Note”) in the amount of $500,000.00 plus accrued interest at the agreed upon rate of 12.5% fixed equaling the total sum of $562,500.00 (the “Full Balance”). The Company will pay Holder the Full Balance on or before the Maturity Date (defined herein below). The Maturity Date of the Promissory Note is (i) September 21, 2025 or (ii) the date on which the Company secures funding of at least $1 million in an offering, whichever comes first (the “Maturity Date”). Additionally, in consideration for Holder’s willingness to enter into the Promissory Note, the Company shall cause to be issued in the aggregate 225,000 shares of the Company’s common stock and 10,000 shares of the Company’s Class D Preferred Stock to the Holder within two business days (or a reasonable time) after the Effective Date. The issuance of restricted shares of the Company’s common stock and Class D Preferred Stock under the Promissory Note is exempt from registration under Section 4(a)(2) of the Securities Act of 1933 (the “Securities Act”). The Holder is sophisticated and represented in writing that he is an accredited investor and acquired the securities for his own account for investment purposes. A legend will be placed on the stock certificates issued to Holder stating that the securities are “restricted securities” under Rule 144 of the Securities Act, have not been registered under the Securities Act and cannot be sold or otherwise transferred without registration or an exemption therefrom.

