Form 10-Q
period 2025-03-31
Limitless X Holdings Inc.
filed 2025-05-22
CIK 1803977

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of May 18, 2025, there were 15,525,519 shares of the registrant’s common stock, $0.0001 par value, issued and outstanding.

i

LIMITLESS X HOLDINGS INC.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

LIMITLESS X HOLDINGS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	March 31,	December 31,
	2025	2024

ASSETS
Current Assets:
Cash	$39,491	$53,549
Accounts receivables, net	-	24,984
Inventories	85,476	18,415
Prepaid expenses	65,066	11,700
Total current assets	190,033	108,648

Non-Current Assets:
Property and equipment, net	900	980
Other assets	10,985	11,208
Total non-current assets	11,885	12,188

Total assets	$201,918	$120,836

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	$3,455,708	$6,024,556
Accrued interest	82,147	1,035,842
Royalty payable	229,714	220,535
Refunds and chargeback payable	7,650	55,296
Note payable	35,000	35,000
Notes payable to shareholder	-	5,144,460
Notes payable to related parties	80,000	436,747
Loan payable	315,398	240,133
Total current liabilities	4,205,617	13,192,569

Total liabilities	4,205,617	13,192,569

Commitments and contingencies

Preferred Stock B - $0.0001 par value; 30,000,000 authorized shares; 1,062,712 shares issued and outstanding, respectively	1,742,953	1,742,953
Preferred Stock C - $0.0001 par value; 30,000,000 authorized shares; 345,094 shares issued and outstanding	33,046,900	-

Stockholders’ deficit
Preferred Stock A - $0.0001 par value; 30,000,000 authorized shares; 500,000 shares issued and outstanding	50	50
Preferred Stock D - $0.0001 par value; 30,000,000 authorized shares; 145,000 shares issued and outstanding	3,625,000	-
Common Stock- $0.0001 par value; 300,000,000 authorized shares; 14,220,702 shares and 8,594,681 shares issued and outstanding, respectively	1,422	859
Common stock issuable, 358,332 shares	261,305	83,555
Additional paid-in-capital	30,779,013	23,941,779
Accumulated deficit	(73,460,342)	(38,840,929)
Total stockholders’ deficit	(38,793,552)	(14,814,686)

Total liabilities and stockholders’ deficit	$201,918	$120,836

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LIMITLESS X HOLDINGS INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2025	2024

Net Revenue
Product sales	$251,936	$1,022,525
Total net revenue	251,936	1,022,525

Cost of Revenue
Cost of revenue	117,194	241,602
Total cost of sales	117,194	241,602

Gross profit	134,742	780,923

Operating expenses:
General and administrative	170,866	256,747
Advertising and marketing	191,134	721,678
Professional fees	3,420,935	280,066
Salaries and compensation	583,851	497,188
Total operating expenses	4,366,786	1,755,679

Loss from operations	(4,232,044)	(974,756)

Other income (expense)
Interest expense	(463,397)	(100,964)
Other income	2,428	7,902
Gain (Loss) on debt settlement	(29,926,400)	-
Other expense	-	(10,325)
Total other income (expense), net	(30,387,369)	(103,387)

Loss before income tax provision	(34,619,413)	(1,078,143)

Income tax provision	-	-

Net loss	$(34,619,413)	$(1,078,143)

Earnings (Loss) Per Share:
Net loss per common share - basic and diluted	$(2.68)	$(0.13)
Weighted average number of common shares	12,906,080	8,594,681

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LIMITLESS X HOLDINGS INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Preferred Stock B		Preferred Stock C		Preferred Stock A		Preferred Stock D		Common Stock		Common Stock Issuable		Additional Paid-In	Accumulated	Total Stockholder’s
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	deficit	Equity

Balance at December 31, 2023	10,349,097	$16,973,554	-	$-	500,000	$50	-	$-	3,992,234	$399	-	$-	$4,793,068	$(34,638,001)	$(29,844,484)

Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	(1,078,143)	(1,078,143)

Balance at March 31, 2024	10,349,097	$16,973,554	-	$-	500,000	$50	-	$-	3,992,234	$399	-	$-	$4,793,068	$(35,716,144)	$(30,922,627)

	Preferred Stock B		Preferred Stock C		Preferred Stock A		Preferred Stock D		Common Stock		Common Stock Issuable		Additional Paid-In	Accumulated	Total Stockholder’s
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	deficit	Equity
Balance at December 31, 2024	1,062,712	$1,742,953	-	$-	500,000	$50	-	$-	8,594,681	$859	133,332	$83,555	$23,941,779	$(38,840,929)	$(14,814,686)

Salaries conversion to common stock	-	-	-	-	-	-	-	-	1,340,598	134	-	-	536,117	-	536,251

Issuances of common stock to board of directors for services - conversion from accrued compensation	-	-	-	-	-	-	-	-	1,945,000	195	-	-	972,305	-	972,500

Issuances of common stock to board of directors for services	-	-	-	-	-	-	-	-	220,000	22	-	-	219,978	-	220,000

Consulting services - issuance of common stock	-	-	-	-	-	-	-	-	578,757	58	-	-	403,460	-	403,518

Restricted stock grants	-	-	-	-	-	-	-	-	833,333	83	-	-	430,083	-	430,166

Issuances of stock options	-	-	-	-	-	-	-	-	708,333	71	-	-	365,570	-	365,641

Conversion of notes payable to shareholder to preferred stock C	-	-	193,680	19,368,000	-	-	-	-	-	-	-	-	2,736,361	-	2,736,361

Conversion of notes payable to shareholder to preferred stock C	-	-	7,892	789,200	-	-	-	-	-	-	-	-	87,892	-	87,892

Conversion of notes payable to related parties to preferred stock C	-	-	97,692	9,769,200	-	-	-	-	-	-	-	-	1,085,468	-	1,085,468

Issuance of preferred stock C for services	-	-	25,000	1,037,500	-	-	-	-	-	-	-	-	-	-	-

Conversion of vendor accounts payable to preferred stock C	-	-	15,830	1,583,000	-	-	-	-	-	-	-	-	-	-	-

Issuances of preferred stock C for compensation	-	-	5,000	500,000	-	-	-	-	-	-	-	-	-	-	-

Conversion of notes payable to shareholder to preferred stock D	-	-	-	-	-	-	135,000	3,375,000	-	-	-	-	-	-	3,375,000

Conversion of notes payable to shareholder to preferred stock D	-	-	-	-	-	-	10,000	250,000	-	-	-	-	-	-	250,000

Common stock issuable for borrowings from shareholder	-	-	-	-	-	-	-	-	-	-	225,000	177,750	-	-	177,750

Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	(34,619,413)	(34,619,413)

Balance at March 31, 2025	1,062,712	$1,742,953	345,094	$33,046,900	500,000	$50	145,000	$3,625,000	14,220,702	$1,422	358,332	$261,305	$30,779,013	$(73,460,342)	$(38,793,552)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LIMITLESS X HOLDINGS INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Unaudited)
	Three Months Ended March 31,
	2025	2024

Cash flows from operating activities:
Net loss	$(34,619,413)	$(1,078,143)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	80	1,118
Salaries conversion to common stock	536,251	-
Gain (Loss) on debt settlement	29,926,400	-
Stock compensation expense by issuance of Preferred C	1,537,500	-
Issuances of common stock to board of directors for services - conversion from accrued compensation	972,500	-
Issuances of common stock to board of directors for services	220,000	-
Consulting services - issuance of common stock	403,518	-
Restricted stock grants	430,166	-
Stock option expense	365,641	-
Stock issued for borrowings	177,750	-
Changes in assets and liabilities:
Accounts receivables, net	24,984	(68,191)
Inventories	(67,061)	(52,510)
Prepaid expenses	(53,366)	-
Other assets	223	3,750
Accounts payable and accrued expenses	(576,341)	569,682
Royalty payable	9,179	(32,910)
Refunds and chargeback payable	(47,646)	24,561
Net cash used in operating activities	(759,635)	(632,643)

Cash flows from financing activities:
Repayments on loan payable	(33,424)	-
Proceeds from borrowings from stockholder	500,000	-
Proceeds from borrowings from related parties	279,001	539,428
Net cash provided by financing activities	745,577	539,428

Net increase(decrease) in cash	(14,058)	(93,215)

Cash – beginning of period	53,549	116,100

Cash – end of period	$39,491	$22,885

Supplemental disclosures of cash flow information
Cash paid during the periods for:
Interest	$-	$-
Income taxes	$-	$-

Non-cash investing and financing activities:
Conversion of accrued salaries to common stock	$536,251	$-
Conversion of loans payable and accrued interest to stockholder to Preferred C Shares	$5,492,780	$-
Conversion of loans payable and accrued interest to related parties to Preferred C Shares	$1,085,468	$-
Conversion of loans payable and accrued interest to stockholder to Preferred D Shares	$3,625,000	$-

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited interim consolidated financial statements as of and for the three months ended March 31, 2025 and 2024 have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q. Accordingly, they do not include all of the information and notes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. All intercompany balances and transactions have been eliminated in consolidation. Operating results for the three months ended March 31, 2025 are not necessarily indicative of the results that may be expected for any future periods or the year ending December 31, 2025. The accompanying unaudited consolidated financial statements should be read in conjunction with the Company’s 2024 Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on May 9, 2025.

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company had an accumulated deficit of approximately $73.5 million at March 31, 2025, and had a net loss of $34.6 million for the three months ended March 31, 2025. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

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

The Company’s other businesses Limitless Films, Inc. (formed December 2024), XocelForte Therapeutics Inc. (formed in Augusts 2024), Limitless Entertainment, Inc. (December 2024), Limitless Digital Assets, Inc. (formed in December 2024) and Limitless Living Inc. (formed in December 2024) did not have any transactions during 2024 and three months ended March 31, 2025.

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

Advertising and Marketing

Advertising and marketing costs are charged to expense as incurred. Advertising and marketing costs were approximately $191,134 and $721,678 for the three months ended March 31, 2025 and 2024, respectively, and are included in operating expenses in the accompanying statements of operations.

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

Service revenue consists of digital marketing revenue. Revenue related to digital marketing is recognized over time as services are provided to the customer. The Company sells digital marketing, digital and print design, social media marketing, and direct-to-consumer marketing and thus uses standalone selling prices as the basis for revenue. Payment for digital marketing services is typically received at the point when control transfers to the customer or in accordance with payment terms customary to the business. There was no deferred revenue related to services revenue as of March 31, 2025 and December 31, 2024.

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

Earnings (Loss) per Share

The Company calculates earnings per share in accordance with Financial Accounting Standards Board (“FASB”) ASC 260, Earnings Per Share, which requires a dual presentation of basic and diluted earnings per share. Basic earnings per share (“EPS”) is computed by dividing earnings (losses) attributable to common shareholders by the weighted average number of common shares outstanding for the periods. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The Company had a loss for the three months ended March 31, 2025 and 2024.

Equity Based Payments

The Company accounts for equity-based payment accruals under authoritative guidance as set forth in the Topics of the ASC. The guidance requires all equity-based payments to employees and non-employees, including grants of employee and non-employee stock options and warrants, to be recognized in the consolidated financial statements based at their fair values. The Company applies the provisions of ASC 718, “Compensation - Stock Compensation,” using a modified prospective application, and the Black-Scholes model to value stock options. Under this application, the Company records compensation expense for all awards granted. Compensation costs will be recognized over the period that an employee provides service in exchange for the award. During the three months ended March 31, 2025 and 2024, the Company granted no securities under its 2020 Stock Incentive Plan, 2022 Restricted Stock Plan, and 2022 Stock Option Plan.

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

The Company purchases inventories from a few suppliers, and the Company’s one largest supplier accounted for 100% and 99% of total purchases for the three months ended March 31, 2025 and 2024, respectively.

Operating Lease

In accordance with ASC 842, Leases, the Company determines whether an arrangement contains a lease at inception. A lease is a contract that provides the right to control an identified asset for a period of time in exchange for consideration. For identified leases, the Company determines whether it should be classified as an operating or finance lease. Operating leases are recorded in the balance sheet as: right-of-use asset (“ROU asset”) and operating lease liability. ROU asset represents the Company’s right to use an underlying asset for the lease term and lease liability represents the Company’s obligation to make lease payments arising from the lease. ROU assets and operating lease liabilities are recognized at the commencement date of the lease and measured based on the present value of lease payments over the lease term. The ROU asset also includes deferred rent liabilities. The Company’s lease arrangements generally do not provide an implicit interest rate. As a result, in such situations the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The Company includes options to extend or terminate the lease when it is reasonably certain that it will exercise that option in the measurement of its ROU asset and liability. Lease expense for the operating lease is recognized on a straight-line basis over the lease term. The Company has month-to-month lease as of March 31, 2025.

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

Recent Accounting Pronouncements

Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures-In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires a public entity to disclose significant segment expenses and other segment items on an annual and interim basis and provide in interim periods all disclosures about a reportable segment’s profit or loss and assets that are currently required annually. Additionally, it requires a public entity to disclose the title and position of the Chief Operating Decision Maker (“CODM”). The ASU does not change how a public entity identifies its operating segments, aggregates them, or applies the quantitative thresholds to determine its reportable segments. The new standard is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. A public entity should apply the amendments in this ASU retrospectively to all prior periods presented in the financial statements. The Company adopted the ASU beginning with its Form 10-K for the year ended December 31, 2024. However, the adoption of the new standard did not have a material impact on the requisite disclosure in its financial statements.

In November 2024, the FASB issued ASU 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses,” which is intended to improve disclosures about a public business entity’s expenses and address requests from investors for more detailed information about the types of expenses in commonly presented expense captions. Such information should allow investors to better understand an entity’s performance, assess future cash flows, and compare performance over time and with other entities. The amendments will require public business entities to disclose in the notes to the financial statements, at each interim and annual reporting period, specific information about certain costs and expenses, including purchases of inventory, employee compensation, depreciation, and intangible asset amortization included in each expense caption presented on the face of the income statement, and the total amount of an entity’s selling expenses. The amendments are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, and may be applied either prospectively or retrospectively. Early adoption is permitted. The Company is currently evaluating the impact of adopting this guidance on the consolidated financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force) and the SEC did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

NOTE 3 – ROYALTY PAYABLES

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

As of March 31, 2025 and December 31, 2024, royalty payables were $229,714 and $220,535, respectively.

NOTE 4 – NOTE PAYABLE

On March 1, 2021, an individual loaned Prime Time Live, Inc. $35,000 in exchange for an unsecured promissory note, with interest at a rate of 10% per annum, and a maturity date of March 1, 2022, which was then extended to May 31, 2023. Interest is due and payable on the first day of each month. As of March 31, 2025 and December 31, 2024, the balance was $35,000.

NOTE 5 – NOTES PAYABLE TO SHAREHOLDER

Notes payable to shareholders consisted of the following:

	March 31,	December 31,
	2025	2024

December 6, 2021 ($50,000)	$-	$50,000
February 11, 2022 ($150,000)	-	150,000
May 8, 2022 ($550,000)	-	550,000
May 16, 2022 ($1,100,000)	-	1,100,000
May 18, 2022 ($450,000)	-	450,000
June 1, 2022 ($500,000)	-	500,000
June 30, 2022 ($922,028)	-	922,028
August 25, 2022 ($290,000)	-	290,000
November 15, 2022 ($450,000)	-	450,000
May 16, 2023 ($150,000)	-	150,000
May 18, 2023 ($50,000)	-	50,000
June 5, 2023 ($150,000)	-	150,000
June 20, 2023 ($50,000) – Funding Commitment	-	50,000
July 13, 2023 ($50,000) – Funding Commitment	-	50,000
August 1, 2023 ($190,000) – Funding Commitment	-	190,000
August 7, 2023 ($50,000) – Funding Commitment	-	42,432
March 23, 2025 ($500,000)	-	-
Total notes payable to stockholder (current)	$-	$5,144,460

December 6, 2021 – $50,000

On December 6, 2021, the Company entered into a Loan Authorization and Agreement for a loan of $50,000 from a shareholder, the proceeds of which were used to be used for working capital purposes. Beginning on June 1, 2022, the loan required a payment of $4,303 per month, which included principal and interest with an interest rate of 6 % per annum. The total balance of principal and interest of $51,640 was converted to preferred C shares during the three months ended March 31, 2025.

February 11, 2022 – $150,000

On February 11, 2022, the Company entered into a Loan Authorization and Agreement for a loan of $150,000 from a shareholder, the proceeds of which were to be used for working capital purposes. Beginning on June 1, 2022, the loan required a payment of $12,910 per month, which included principal and interest with an interest rate of 6% per annum. The total balance of principal and interest of $154,920 was converted to preferred C shares during the three months ended March 31, 2025.

May 8, 2022 – $550,000

On May 8, 2022, the Company entered into a Loan Authorization and Agreement for a loan of $550,000 from a shareholder, the proceeds of which were to be used for working capital purposes. Beginning on June 1, 2022, the loan required a payment of $47,337 per month, which included principal and interest with an interest rate of 6% per annum. The total balance of principal and interest of $568,038 was converted to preferred C shares during the three months ended March 31, 2025.

May 16, 2022 – $1,100,000

On May 16, 2022, the Company entered into a Loan Authorization and Agreement for a loan of $1,100,000 from a shareholder, the proceeds of which were to be used for working capital purposes. Interest began accruing at the rate of 8.5% per annum on June 17, 2022 was converted to preferred C shares during the three months ended March 31, 2025.

May 18, 2022 – $450,000

On May 18, 2022, the Company entered into a Loan Authorization and Agreement for a loan of $450,000 from a shareholder, the proceeds of which were to be used for working capital purposes. Interest began accruing at the rate of 8.5% per annum on June 19, 2022 and was due on May 18, 2023. During the three months ended March 31, 2025, approximately $300,000 of this amount including accrued interest was converted to preferred C shares and $150,000 including accrued interest was converted to preferred D shares.

June 1, 2022 – $500,000

On June 1, 2022, the Company entered into a Loan Authorization and Agreement for a loan of $500,000 from a shareholder, the proceeds of which were to be used for working capital purposes. Beginning on August 1, 2022, the loan required a payment of $43,494 per month, which included principal and interest with an interest rate of 8% per annum. The total balance of principal and interest of $521,931 was due on July 1, 2023. During the three months ended March 31, 2025, this amount including accrued interest was converted to preferred D shares.

June 30, 2022 – $922,028

On September 30, 2022, the Company entered into a Loan Authorization and Agreement for a loan of $922,028 from a shareholder, the proceeds of which were to be used for working capital purposes. Beginning on August 1, 2022, the loan required a payment of $80,206 per month, which included principal and interest with an interest rate of 8% per annum. The total balance of principal and interest of $962,469 was due on August 1, 2023. During the three months ended March 31, 2025, this amount including accrued interest was converted to preferred D shares.

August 25, 2022 – $290,000

On August 25, 2022, the Company entered into a Loan Authorization Agreement for a loan of $290,000 from a shareholder, the proceeds of which were to be used for working capital purposes. The loan has an interest rate of 10% per annum and is due on demand. During the three months ended March 31, 2025, this amount including accrued interest was converted to preferred D shares.

November 15, 2022 – $450,000

On November 15, 2022, the Company entered into a Loan Authorization and Agreement for a loan of $450,000 from a shareholder, the proceeds of which were to be used for working capital purposes. The loan has an interest rate of 10% per annum and is due on demand. During the three months ended March 31, 2025, this amount including accrued interest was converted to preferred D shares.

May 16, 2023 – $150,000

On May 16, 2023, the Company entered into a Loan Authorization and Agreement for a loan of $150,000 from a shareholder, the proceeds of which were to be used for working capital purposes. The loan has an interest rate of 10% per annum and is due on demand. During the three months ended March 31, 2025, this amount including accrued interest was converted to preferred D shares.

May 18, 2023 – $50,000

On May 18, 2023, the Company entered into a Loan Authorization and Agreement for a loan of $50,000 from a shareholder, the proceeds of which were to be used for working capital purposes. The loan has an interest rate of 10% per annum and is due on demand. During the three months ended March 31, 2025, this amount including accrued interest was converted to preferred D shares.

June 5, 2023 – $150,000

On June 5, 2023, the Company entered into a Loan Authorization and Agreement for a loan of $150,000 from a shareholder, the proceeds of which were to be used for working capital purposes. The loan has an interest rate of 10% per annum and is due on demand. During the three months ended March 31, 2025, this amount including accrued interest was converted to preferred D shares.

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

	March 31,	December 31,
	2025	2024

June 20, 2023 ($50,000)	$-	$50,000
July 13, 2023 ($50,000)	-	50,000
August 1, 2023 ($190,000)	-	190,000
August 7, 2023 ($50,000 original)	-	42,432

Total notes payable to related parties (current)	$-	$332,432

During the three months ended March 31, 2025, this amount including accrued interest was converted to preferred D shares.

March 21, 2025 – $500,000

On March 21, 2025, the Company entered into a Loan Authorization and Agreement for a loan of $500,000 from a shareholder, the proceeds of which were to be used for working capital purposes. The loan has an interest rate of 12.5% per annum and is due within 6 months from the date of the agreement. Furthermore, the Company is required to issue 10,000 preferred C shares (issued on April 10, 2025) and 225,000 common stock shares (issued on April 10, 2025) under the agreement. These shares were calculated at fair value at the date of issuance and the Company recorded interest expense of $427,750. This loan balance was converted to preferred stock C during the three months ended March 31, 2025.

NOTE 6 – NOTES PAYABLE TO RELATED PARTIES

Notes payable to related parties consisted of the following:

	March 31,	December 31,
	2025	2024

May 10, 2022 ($12,500)	$12,500	$12,500
May 10, 2022 ($12,500)	12,500	12,500
May 10, 2022 ($20,000)	20,000	20,000
May 31, 2022 ($5,000)	5,000	5,000
May 31, 2022 ($15,000)	15,000	15,000
June 9, 2022 ($15,000)	15,000	15,000
March 27, 2024 ($100,000)	-	100,000
April 22, 2024 ($49,139)	-	45,763
April 26, 2024 ($45,000)	-	45,000
June 25, 2024 ($32,000)	-	32,000
June 28, 2024, 2024 ($25,000)	-	15,000
March 15, 2024 ($419,428)	—	118,984
March 24, 2025 ($ 163,515)	-	-

Total notes payable to related parties (current)	$80,000	$436,747

●	May 10, 2022 - $12,500

On May 10, 2022, a related party of the Company loaned Prime Time Live, Inc. $12,500 in exchange for a promissory note that includes interest at the rate of 10% per annum on the unpaid principal balance, with all unpaid principal and interest due on or before May 10, 2023. Interest began accruing on May 10, 2022. As of March 31, 2025 and December 31, 2024, the loan is due upon demand.

●	May 10, 2022 - $12,500

On May 10, 2022, a related party of the Company loaned Prime Time Live, Inc. $12,500 in exchange for a promissory note that includes interest at the rate of 10% per annum on the unpaid principal balance with all unpaid principal and interest due on or before May 10, 2023. Interest began accruing on May 10, 2022. As of March 31, 2025 and December 31, 2024, the loan is due upon demand.

●	May 10, 2022 - $20,000

On May 10, 2022, a related party of the Company loaned Prime Time Live, Inc. $20,000 in exchange for a promissory note that included interest at the rate of 10% per annum on the unpaid principal balance with all unpaid principal and interest due on or before May 10, 2023. Interest began accruing on May 10, 2022. As of March 31, 2025 and December 31, 2024, the loan is due upon demand.

●	May 31, 2022 - $5,000

On May 31, 2022, a related party of the Company loaned Prime Time Live, Inc. $5,000 in exchange for a promissory note that included interest at the rate of 10% per annum on the unpaid principal balance with all unpaid principal and interest due on or before May 31, 2023. Interest began accruing on May 31, 2022. As of March 31, 2025 and December 31, 2024, the loan is due upon demand.

●	May 31, 2022 - $15,000

On May 31, 2022, a related party of the Company loaned Prime Time Live, Inc. $15,000 in exchange for a promissory note that included interest at the rate of 10% per annum on the unpaid principal balance with all unpaid principal and interest due on or before May 31, 2023. Interest began accruing on May 31, 2022. As of March 31, 2025 and December 31, 2024, the loan is due upon demand.

●	June 9, 2022 - $15,000

On June 9, 2022, the Company loaned share holder of the company $15,000 in exchange for a promissory note that included interest at the rate of 10% per annum on the unpaid principal balance with all unpaid principal and interest due on or before May 10, 2023. Interest began accruing on May 10, 2022. As of March 31, 2025 and December 31, 2024, the loan is due upon demand.

●	March 15, 2024 - $419,428

On March 12, 2024, Emblaze One, a company owned by the shareholder of the company, a related party, provided $419,428 as a loan that includes interest at the rate of 10% per annum on the unpaid principal balance, with all unpaid principal and interest due on demand. The balance was $189,376 as of September 30, 2024. The amount including interest was converted to preferred stock C during the three months ended March 31, 2025.

●	March 27, 2024 - $100,000

On March 12, 2024, EM1 Capital, a company owned by the shareholder of the company, a related party, provided $100,000 as a loan that includes interest at the rate of 10% per annum on the unpaid principal balance, with all unpaid principal and interest due on demand. The amount including interest was converted to preferred stock C during the three months ended March 31, 2025.

●	April 22, 2024 - $49,139

On April 22, 2024, EM1 Capital, a company owned by the shareholder of the company, a related party, provided $49,139 as a loan that includes interest at the rate of 10% per annum on the unpaid principal balance, with all unpaid principal and interest due on demand. The amount including interest was converted to preferred stock C during the three months ended March 31, 2025.

●	April 26, 2024 - $45,000

On April 26, 2024, EM1 Capital, a company owned by the shareholder of the company, a related party, provided $45,000 as a loan that includes interest at the rate of 10% per annum on the unpaid principal balance, with all unpaid principal and interest due on demand. The amount including interest was converted to preferred stock C during the three months ended March 31, 2025.

●	June 25, 2024 - $32,000

On June 25, 2024, EM1 Capital, a company owned by the shareholder of the company, a related party, provided $32,000 as a loan that includes interest at the rate of 10% per annum on the unpaid principal balance, with all unpaid principal and interest due on demand. The amount including interest was converted to preferred stock C during the three months ended March 31, 2025.

●	June 28, 2024 - $25,000

On June 28, 2024, EM1 Capital, a company owned by the shareholder of the company, a related party, provided $25,000 as a loan that includes interest at the rate of 10% per annum on the unpaid principal balance, with all unpaid principal and interest due on demand. The amount including interest was converted to preferred stock C during the three months ended March 31, 2025.

●	March 24, 2025 - $163,515

On March 24, 2025, Emblaze One, a company owned by the shareholder of the company, a related party, provided $163,515 as a loan that includes interest at the rate of 10% per annum on the unpaid principal balance, with all unpaid principal and interest due on demand. The amount including interest was converted to preferred stock C during the three months ended March 31, 2025.

NOTE 7 – LOAN PAYABLE

The Company entered into a loan payable agreement in July 2024 in the amount of $360,000 with a lender. The loan has interest rate of 15.51% per annum. The loan is an fully amortizable loan with maturity of 18 months. The loan is secured by the Company’s merchant account receivables. Loan payable amount was $315,398 and $240,133 as of March 31, 2025 and December 31, 2024, respectively.

NOTE 8 – STOCKHOLDERS’ DEFICIT

Common Stock

As of March 31, 2025 and December 31, 2024, the Company has 300,000,000 authorized shares of common stock par value $0.0001 per share.

Preferred Stock

As of March 31, 2025 and December 31, 2024, the Company has authorized 30,000,000 shares of preferred stock, 500,000 shares of which were designated as Class A Convertible Preferred Stock (“Class A Preferred Stock”). and 11,000,000 shares of which were designated as Class B Convertible Preferred Stock.

Class A Convertible Stock

As of March 31, 2025 and December 31, 2024, there were a total of 500,000 shares of Class A Preferred Stock issued and outstanding. The Class A Preferred Stock, when voting as a single class, has the votes of at least 60% of the voting power of the Company. Further, the holder of the Class A Preferred Stock can convert one share of Class A Preferred Stock into two shares of the Company’s common stock, subject to adjustment. In addition, the holder of the Class A Preferred Stock is entitled to a liquidation preference of the Company senior to all other securities of the Company.

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

Class C Convertible Stock

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

During the three months ended March 31, 2025, the Company issued the following Class C Convertible Stock:

●	Pursuant to the conversion agreement, the notes payable to shareholder including accrued interest in the amount of $2,824,253 was converted to 201,572 shares of Class C Preferred Stock. The conversion amount of Class C Preferred Stock was $20,157,200 at the date of conversion. The Company recognized loss from settlement of debt in the amount of $20,157,200 during the three months ended March 31, 2025.

●	The Company issued 5,000 shares of Class C Preferred Stock to Limitless Performance, Inc., related to settlement of license related to manufacturing and distributorship. The company recognized stock compensation expense of $500,000 during the three months ended March 31, 2025 which was the fair value based on common stock trading price at the date of conversion.

●	Pursuant to the conversion agreement, the notes payable to related party including accrued interest in the amount of $1,085,468 was converted to 97,692 shares of Class C Preferred Stock. The conversion amount of Class C Preferred Stock was $9,769,200 at the date of conversion. The Company recognized loss from settlement of debt in the amount of $9,769,200 during the three months ended March 31, 2025.

●	The Company issued 25,000 shares of Class C Preferred Stock to consultant for services. The Company recognized stock compensation expense of $1,037,500 during the three months ended March 31, 2025 which was the fair value based on common stock trading price at the date of conversion.

●	Pursuant to the conversion agreement, the vendor accounts payable of $1,583,000 was converted to 15,830 shares of Class C Preferred Stock. The conversion amount of Class C Preferred Stock was $1,583,000 at the date of conversion which was fair value based on common stock trading at the date of conversion. As a result, no gain or loss was recognized.

As a result of converting various related party notes payable to preferred C shares, the Company recognized total loss from settlement of debt as summarized below:

Three Months Ended March 31,
2025

Conversion of $2,824,253 notes payable to shareholder	$20,157,200
Conversion of $1,085,468 notes payable to related party	9,769,200

Total loss from settlement of notes payable to shareholder and related parties	$29,926,400

Class D Convertible Stock

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

During the three months ended March 31, 2025, the Company issued the following Class D Convertible Stock:

●	Pursuant to the conversion agreement, the notes payable to shareholder including accrued interest in the amount of $3,375,000 was converted to 135,000 shares of Class D Preferred Stock. The conversion amount of Class C Preferred Stock was $3,375,000 or $25 per share at the date of conversion.

●	On March 21, 2025, the Company entered into a Loan Authorization and Agreement for a loan of $500,000 from a shareholder, the proceeds of which were to be used for working capital purposes. Under this agreement, the Company also provided 10,000 preferred D shares. The Company recorded 10,000 preferred D shares at $250,000 or $25 per share which is deemed at fair value as the previous conversion rate for notes payable to shareholder was at $25 per share.

NOTE 9 – EQUITY BASED PAYMENTS

The Company accounts for equity-based payment accruals under authoritative guidance as set forth in the Topics of the ASC. The guidance requires all equity-based payments to employees and non-employees, including grants of employee and non-employee stock options and warrants, to be recognized in the consolidated financial statements based at their fair values.

Stock Incentive Plans

The Company has the following stock incentive plans:

●	Stock Option Plan

Effective January 15, 2020, the Company adopted its 2020 Stock Option and Award Plan (the “2020 Stock Incentive Plan”). A total of 2,222 shares of the Company’s common stock were reserved for the 2020 Stock Incentive Plan. As of March 31, 2025 and December 31, 2024, there were no grants made under the 2020 Stock Incentive Plan. On May 4, 2023, the Company terminated the 2020 Stock Incentive Plan.

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

The Company granted and issued the following stock options during the three months ended March 31, 2025:

○	The Company granted and issued 708,333 shares of common stock under the 2022 Stock Option Plan to its employees during the three months ended March 31, 2025. Under the stock option grant, these shares were fully vested at the time of issuance with no exercise price. The common stock share trading price was $0.52 per share at the time of issuances and the Company recognized $365,641 as stock compensation expense during the three months ended March 31, 2025.

●	Restricted Stock Plan

Effective August 9, 2022, the Company adopted its 2022 Restricted Stock Plan (the “2022 Restricted Stock Plan”). Under the 2022 Restricted Stock Plan, the Board of Directors may grant restricted stock to officers, directors, and key employees. A total of 833,333 shares of common stock is reserved for the 2022 Restricted Stock Plan.

The Company granted and issued the following restricted stock during the three months ended March 31, 2025:

○	The Company granted and issued 833,333 shares of common stock under the 2022 Restricted Stock Plan to its employees during the three months ended March 31, 2025. Under the plan, these shares were fully vested at the time of issuance with no exercise price. The common stock share trading price was $0.52 per share at the time of issuances and the Company recognized $430,166 as stock compensation expense during the three months ended March 31, 2025.

Stock Compensation - Others

At time to time, the Company issues common stock to its Board of Directors, outside service providers or consultants.

The Company had the following common stock issuances during the three months ended March 31, 2025:

●	Issuances of Shares for Accrued Board of Directors Compensation Settlement – The Company issued 1,945,000 common stock shares to its Board of Directors for prior year services of which the Company had accrued $972,500 as accrued board compensation at December 31, 2024. The accrued amount of $972,500 was settled with issuance of 1,945,000 common shares.

●	Issuances of Shares for Board of Directors Compensation – The Company issued 220,000 common stock shares to its Board of Directors for its services. The common stock share trading price was $1.00 per share at the time of issuance and the Company recognized $220,000 as stock compensation expense during the three months ended March 31, 2025.

●	Issuances of Shares to Consultants for Services – The Company issued 578,757 common stock shares to consultants. Some of these consultants require entire year of 2025 services, therefore, some of stock compensation expense of $403,518 was recorded as prepaid at March 31, 2025. The prepaid amount was $58,073 at March 31, 2025 and is recorded as prepaid expenses in the consolidated balance sheets.

●	Issuances of Shares for Accrued Salaries Settlement – The Company issued 1,340,598 common stock shares to its employees for prior year accrued wages of $536,251. The accrued amount of $536,251 was settled with issuance of 1,340,598 common shares.

●	Common Stock and Preferred D Shares Issuable from Additional Borrowings from Notes Payable to Shareholder ($500,000) – On March 21, 2025, the Company entered into a Loan Authorization and Agreement for a loan of $500,000 from a shareholder, the proceeds of which were to be used for working capital purposes. The loan has an interest rate of 12.5% per annum and is due within 6 months from the date of the agreement. Furthermore, the Company is required to issue 10,000 preferred C shares (issued on April 10, 2025) and 225,000 common stock shares (issued on April 10, 2025) under the agreement. These shares were calculated at fair value at the date of issuance and the Company recorded interest expense of $427,750. The $500,000 was converted to preferred stock C during the three months ended March 31, 2025.

NOTE 10 – RELATED PARTY TRANSACTIONS

The Company had the following related party transactions:

●	Royalty Payables – Limitless Performance Inc. (“LPI”), SMILZ INC. (“Smiles”), DIVATRIM INC. (“Divatrim”), and AMAROSE INC. (“Amarose,” and collectively with LPI, Smiles, and Divatrim, the “Licensors”) are all companies at least 50% owned by a shareholder of the Company. On December 1, 2021, the Company entered into manufacturing and distributorship license agreements (each, a “License Agreement”) with each of the Licensors to distribute each of the Licensors’ respective products and for payments to such Licensor for its product designs and distribution rights. Pursuant to the License Agreements, and each of them, the Company agreed to pay to such Licensors royalty payments equal to 4.00% of gross sales, excluding returns, chargebacks, and other such allowances. On October 1, 2023, the Company terminated each of the License Agreements; however, the Company maintained its license for NZT-48 with LPI. As of March 31, 2025 and December 31, 2024, the royalty payable was $229,714 and $220,535, respectively.

●	Notes Payable to Shareholder – The Company had various notes payable with its shareholder who is the Chief Executive Officer of the Company. As of March 31, 2025 and December 31, 2024, the Company had $0 and $5,144,460 outstanding. The amount outstanding at December 31, 2024 was converted to preferred C and D shares during the three months ended March 31, 2025. Refer to Note 8.

●	Notes Payable to Related Parties – The Company entered into various notes payable with shareholders of the Company. As of March 31, 2025 and December 31, 2024, the Company had $0 and $436,747 outstanding, respectively. The amount outstanding at December 31, 2024 was converted to preferred C shares during the three months ended March 31, 2025. Refer to Note 8.

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

NOTE 12 – SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred after March 31, 2025. During this period, the Company did not have any material recognizable subsequent events required to be disclosed other than the following:

●	Common Stock and Preferred C Shares Issuances (April 10, 2025) – On March 21, 2025, the Company entered into a Loan Authorization and Agreement for a loan of $500,000 from a shareholder, the proceeds of which were to be used for working capital purposes. The loan has an interest rate of 12.5% per annum and is due within 6 months from the date of the agreement. Furthermore, the Company is required to issue 10,000 preferred C shares and 225,000 common stock shares under the agreement. These shares were issued on April 10, 2025.

●	The Company issued 355,552 common shares on May 6, 2025 to a consultant for consulting services.

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

On June 10, 2022, Bio Lab changed its name to Limitless X Holdings Inc. (“we,” “us,” or “our”).

RESULTS OF OPERATION

For the Three Months Ended March 31, 2025 Compared to the Three Months Ended March 31, 2024:

	Three Months Ended March 31,
			(restated)
	2025		2024		Changes
		% of		% of
	Amount	Sales	Amount	Sales	Amount	%
Revenue
Product sales	$251,936	100.0%	$1,022,525	100.0%	$(770,589)	-75.4%
Total revenue	251,936	100.0%	1,022,525	100.0%	(770,589)	-75.4%

Cost of sales
Cost of sales	117,194	46.5%	241,602	23.6%	(124,408)	-51.5%
Total cost of sales	117,194	46.5%	241,602	23.6%	(124,408)	-51.5%

Gross profit	134,742	53.5%	780,923	76.4%	(646,181)	-82.7%

Operating expenses:
General and administrative	170,866	67.8%	256,747	25.1%	(85,881)	-33.4%
Advertising and marketing	191,134	75.9%	721,678	70.6%	(530,544)	-73.5%
Professional fees	3,420,935	1357.9%	280,066	27.4%	3,140,869	1121.5%
Salaries and compensation	583,851	231.7%	497,188	48.6%	86,663	17.4%
Total operating expenses	4,366,786	1733.3%	1,755,679	171.7%	2,611,107	148.7%

Income (loss) from operations	(4,232,044)	-1679.8%	(974,756)	-95.3%	(3,257,288)	334.2%

Other income (expense)
Interest expense	(463,397)	-183.9%	(100,964)	-9.9%	(362,433)	359.0%
Other income	2,428	1.0%	7,902	0.8%	(5,474)	-69.3%
Other expense	-	0.0%	(10,325)	-4.1%	10,325	-100.0%
Gain (Loss) on debt settlement	(29,926,400)	-11878.6%	-	0.0%	(29,926,400)	n/a
Gain (loss) on disposal of assets	-	0.0%	-	0.0%	-	n/a
Total other income (expense), net	(30,387,369)	-12061.5%	(103,387)	-10.1%	(30,283,982)	29291.9%

Income (loss) before income tax provision	(34,619,413)	-13741.4%	(1,078,143)	-105.4%	(33,541,270)	3111.0%

Income tax provision	-	0.0%	-	0.0%	-	n/a

Net income (loss)	$(34,619,413)	-13741.4%	$(1,078,143)	-105.4%	$(33,541,270)	3111.0%

Product Sales - Our product sales decreased by $0.8 million to $0.3 million for the three months ended March 31, 2025 as compared to $1.0 million for the three months ended March 31, 2024. In 2024, there was a shift in our marketing and selling strategies, including a change in performance marketers and platforms, which resulted in the decrease of product sales.

Cost of Sales - Our cost of sales decreased from $0.2 million, or 23.6% of sales, in the three months ended March 31, 2024 to $0.1 million, or 46.5% of sales, in the three months ended March 31, 2025. As operations decreased during the period, so did our costs for freight, inventory, and other supplies.

Gross Profit - Gross profit for the three months ended March 31, 2025 was $0.1 million compared to $0.8 million for the three months ended March 31, 2024. The decrease in gross profit of $0.7 million was primarily due to a shift in our marketing and selling strategies, including a change in performance marketers and platforms.

Operating Expenses - During the three months ended March 31, 2025, we recognized $4.4 million in operating expenses compared to $1.8 million for the three months ended March 31, 2024. The increase of $2.6 million in operating expenses was primarily due to the increase in stock compensation expenses related to stock options issued, restricted stocks issued, and stocks issued for services.

Other Income or Expense - During the three months ended March 31, 2025, we had loss on settlement of debt due to conversion of loans payable to shareholders in the amount of $30.0 million compared to none in prior year same quarter. The Company also recorded interest expense of $0.5 million during the three months ended March 31, 2025 compared to $0.1 million during the three months ended March 31, 2024.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

During the three months ended March 31, 2025, net cash used in operating activities was $0.8 million. The cash used in operating activities was primarily due to net loss of approximately $23.4 million and off-set by loss on settlement of debt of $20.2 million.

Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2025 was $0.8 million. This amount was incurred by increased borrowings from a stockholder.

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

Based on management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as a result of the material weakness described below, as of March 31, 2025, our disclosure controls and procedures were not effective. Our disclosure controls were not designed at a reasonable assurance level and are ineffective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Our Annual Report on Form 10-K, filed with the SEC, on December 31, 2024, describes important risk factors that could cause our business, financial condition, results of operations, and growth prospects to differ materially from those indicated or suggested by forward-looking statements made in this Quarterly Report on Form 10-Q or presented elsewhere by management from time to time. There have been no material changes in the risk factors that appear in our Annual Report on Form 10-K. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially and adversely affect our business.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURE

Not Applicable.

ITEM 5. OTHER INFORMATION

Our directors and executive officers may from time to time enter into plans or other arrangements for the purchase or sale of our common stock that are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or may represent a non-Rule 10b5-1 trading arrangement under the Exchange Act. During the quarter ended March 31, 2025, no such plans or other arrangements were adopted or terminated.

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

LIMITLESS X HOLDINGS INC.
(Registrant)

Dated: May 21, 2025	By:	/s/ Jaspreet Mathur
Jaspreet Mathur
(Chief Executive Officer,
Principal Executive Officer)

Dated: May 21, 2025	By:	/s/ Benjamin Chung
Benjamin Chung
(Chief Financial Officer, Principal Financial Officer and Principal Accounting Officer)

