Form 10-Q/A
period 2023-03-31
Limitless X Holdings Inc.
filed 2025-06-10
CIK 1803977

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q/A

(AMENDMENT NO. 1)

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

EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report on Form 10-Q of Limitless X Holdings, Inc. (the “Company”) for the quarter ended March 31, 2023, originally filed with the Securities and Exchange Commission (“SEC”) on May 20, 2024 (the “Original Filing”), is being filed to amend and/or update: (i) Part I, Item 1. Financial Statements (ii) Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Amendment does not reflect events occurring after the Original Filing date and does not modify or update the disclosures therein, except as specifically noted above. Accordingly, this Amendment should be read in conjunction with the Original Filing and the Company’s other filings with the SEC.

LIMITLESS X HOLDINGS INC.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

LIMITLESS X HOLDINGS INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	(Restated)
	March 31,	December 31,
	2023	2022

ASSETS
Current Assets:
Cash	$108,037	$5,802,216
Accounts receivables, net	1,542,103	417,605
Holdback receivables	594,385	-
Inventories	555,019	909,309
Prepaid expenses	95,240	-
Net assets held for sale	39,768	41,107
Total current assets	2,934,552	7,170,237

Non-Current Assets:
Property and equipment, net	32,759	32,256
Other assets	10,985	78,965
Operating lease right-of-use asset	57,110	91,032
Total non-current assets	100,854	202,253

Total assets	$3,035,406	$7,372,490

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	4,308,622	7,639,915
Accrued interest	568,936	344,475
Royalty payable	1,399,031	1,114,403
Refunds and chargeback payable	2,068,809	332,218
Note payable	35,000	35,000
Convertible note payables	9,675,000	9,175,000
Notes payable to shareholder	4,462,028	4,462,028
Notes payable to related parties	1,247,011	1,247,011
Current portion of operating lease liabilities	57,838	92,195
Net liabilities held for sale	-	32,851
Total current liabilities	23,822,275	24,475,096

Total liabilities	23,822,275	24,475,096

Commitments and contingencies

Stockholders’ deficit
Preferred Stock A - $0.0001 par value; 30,000,000 authorized shares; 500,000 shares issued and outstanding	50	50
Common Stock- $0.0001 par value; 300,000,000 authorized shares; 3,977,497 shares and 3,929,834 shares issued and outstanding, respectively	394	394
Common stock issuable, 47,663 and 47,663 shares, respectively	693,311	693,311
Additional paid-in-capital	2,966,162	2,966,162
Accumulated deficit	(24,446,786)	(20,762,523)
Total stockholders’ deficit	(20,786,869)	(17,102,606)

Total liabilities and stockholders’ deficit	$3,035,406	$7,372,490

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LIMITLESS X HOLDINGS INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	(As Restated)
	2023	2022

Net Revenue
Product sales	6,563,037	8,320,056
Rentals	15,000	-
Total net revenue	6,578,037	8,320,056

Cost of Revenue
Cost of revenue	2,637,768	2,177,953
Total cost of sales	2,637,768	2,177,953

Gross profit	3,940,269	6,142,103

Operating expenses:
General and administrative	603,475	393,245
Advertising and marketing	4,889,508	5,243,678
Professional fees	538,608	44,500
Salaries and compensation	1,335,927	70,422
Total operating expenses	7,367,518	5,751,845

Loss from operations	(3,427,249)	390,258

Other income (expense)
Interest expense	(225,627)	-
Other expense	(30,000)	-
Total other income (expense), net	(255,627)	-

Net loss from continuing operations	(3,682,876)	390,258

Loss from discontinued operations	(1,339)	-

Loss before income tax provision	(3,684,215)	390,258

Income tax provision	48	81,954

Net loss	$(3,684,263)	$308,304

Earnings (Loss) Per Share:
Net loss per common share - basic and diluted - continued	$(0.94)	$0.19
Net loss per common share - basic and diluted - discontinued	$(0.00)	$-
Total	$(0.94)	$0.19

Weighted average number of common shares	3,929,834	1,621,112

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LIMITLESS X HOLDINGS INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

					Common Stock		Additional		Total
	Preferred Stock A		Common Stock		Issuable		Paid-In	Accumulated	Stockholder’s
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	deficit	Equity (Deficit)

Balance at December 31, 2022 (restated)	500,000	$50	3,929,834	$394	47,663	$693,311	$2,966,162	$(20,762,523)	$(17,102,606)

Net loss	-	-	-	-	-	-	-	(3,684,263)	(3,684,263)

Balance at March 31, 2023 (unaudited) (restated)	500,000	$50	3,929,834	$394	47,663	$693,311	$2,966,162	$(24,446,786)	$(20,786,869)

					Common Stock		Additional		Total
	Preferred Stock A		Common Stock		Issuable		Paid-In	Accumulated	Stockholder’s
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	deficit	Equity

Balance at December 31, 2021 (restated)	500,000	$50	3,136,033	$314	397,000	$40	$1,814,392	$(1,870,482)	$(55,686)

Recapitalization	-	-	360,117	36	-	-	33,992	-	34,028

Net loss	-	-	-	-	-	-	-	308,304	308,304

Balance at March 31, 2022 (unaudited)	500,000	$50	3,496,150	$350	397,000	$40	$1,848,384	$(1,562,178)	$286,646

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LIMITLESS X HOLDINGS INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	(As Restated)
	2023	2022

Cash flows from operating activities:
Net loss	$(3,682,924)	$308,304
Income (loss) from discontinued operations	(1,339)	-
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	1,101	-
Changes in assets and liabilities:
Accounts receivables and holdback receivables, net	(1,718,883)	(1,816,697)
Inventories	354,290	127,240
Prepaid expenses	(95,240)	-
Other assets	67,980	-
Accounts payable and accrued expenses	(3,107,267)	941,376
Royalty payable	284,628	-
Refunds and chargeback payable	1,736,591	556,600
Net cash used in operating activities from continuing operations	(6,161,063)	116,823
Net cash provided by operating activities from discontinued operations	(31,512)	-
Net cash used in operating activities	(6,192,575)	116,823

Cash flows from investing activities:
Purchases of equipment	(1,604)	-
Net cash used in financing activities	(1,604)	-

Cash flows from financing activities:
Proceeds from convertible debt	500,000	-
Proceeds from borrowings from shareholder	-	150,000
Net cash provided by financing activities	500,000	150,000

Net increase(decrease) in cash	(5,694,179)	266,823

Cash – beginning of period	5,802,216	78,856

Cash – end of period	$108,037	$345,679

Supplemental disclosures of cash flow information
Cash paid during the periods for:
Interest	$1,167	$-
Income taxes	$-	$-

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

Advertising and Marketing

Advertising and marketing costs are charged to expense as incurred. Advertising and marketing costs were approximately $4,889,508 and $5,243,678 for the three months ended March 31, 2023 and 2022, respectively, and are included in operating expenses in the accompanying statement of income.

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

Note 3 – Restatement

The Company filed amended Form 10-K/A for the years ended December 31, 2023 and 2022, filed on December 3, 2024. The restatement adjustments for the year ended December 31, 2022 and 2023 had impact as of March 31, 2023 and for the three months ended March 31, 2023.

A reconciliation from the amounts previously reported for the affected periods to the restated amounts in the restated consolidated financial statements is provided for the impacted financial statement line items below for the consolidated balance sheet as of March 31, 2023 and for the three months ended March 31, 2023. The amounts labeled “Restatement” represent the effects of the restatement adjustments.

Ref	Description of Restatement
(a)	An adjustment was made to reclass Vybe, Inc. assets to net assets held for sale.
(b)	An adjustment was made to adjust beginning accounts receivables written off in the prior period. The adjustment was credit accounts receivables and debit retained earnings.
(c)	An adjustment was made to adjust beginning balance of holdback receivables written off in the prior period. The adjustment was credit holdback receivables and debit retained earnings.
(d)	An adjustment was made to adjust beginning balance of inventories written off in the prior period. The adjustment was credit inventories and debit retained earnings.
(e)	An adjustment was made to adjust beginning balance of inventories written off in the prior period. The adjustment was credit inventories and debit retained earnings.
(f)	An adjustment was made to reclass from non-current assets to current assets.
(g)	An adjustment was made to adjust beginning balance of accrued salaries recorded in the prior period. The amount was outstanding as of March 31, 2023. The adjustment was credit accrued salaries and debit retained earnings.
(h)	An adjustment was made to record common stock issuable carried from prior year adjustment which was not issued and outstanding as of March 31, 2023.
(i)	An adjustment was made to record prior period adjustment impacting beginning retained earnings.
(j)	Current period net restatement adjustment from loss from operations.
(k)	An adjustment was made to reclass certain operating expenses to cost of revenue.
(l)	An adjustment was made to reclass expenses from discontinued operations from Vybe, Inc. to loss from discontinued operations.
(m)	An adjustment was made to reverse bad debt expense that was recorded in the prior year as a prior period adjustment. The adjustment was debit retained earnings and credit bad debt expense.
(n)	An adjustment was made to reverse advertising expense recorded in the prior year as a prior period adjustment. The adjustment was debit retained earnings and credit advertising expense.
(o)	An adjustment was made to reclass prepaid and other assets.
(p)	To reclass and netted advertising expense against service revenue.
(q)	To adjust for Vybe, Inc. cash recorded as discontinued operations.

The changes in our consolidated financial statements are summarized below.

Limitless X Holdings, Inc.

Consolidated Balance Sheets

March 31, 2023

	As of March 31, 2023
	Previously			As
	Reported	Restatement		Restated
ASSETS
Current Assets:
Cash	$147,805	$(39,768)	(a)	$108,037
Accounts receivables, net	1,787,837	(245,734)	(b)	1,542,103
Holdback receivables	1,638,376	(1,043,991)	(c)	594,385
Inventories	3,500,440	(855,276)	(d)	555,019
		(2,090,145)	(e)
Prepaid expenses	-	95,240	(f)	95,240
Net assets held for sale	-	39,768	(a)	39,768
Total current assets	7,074,458	(4,139,906)		2,934,552

Non-Current Assets:
Property and equipment, net	32,759	-		32,759
Other assets	106,225	(95,240)	(f)	10,985
Operating lease right-of-use asset	57,110	-		57,110
Total non-current assets	196,094	(95,240)		100,854

Total assets	$7,270,552	$(4,235,146)		$3,035,406

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	3,601,720	706,902	(g)	4,308,622
Accrued interest	568,936	-		568,936
Royalty payable	1,399,031	-		1,399,031
Refunds and chargeback payable	2,068,809	-		2,068,809
Note payable	35,000	-		35,000
Convertible note payables	9,675,000	-		9,675,000
Notes payable to shareholder	4,462,028	-		4,462,028
Notes payable to related parties	1,247,011	-		1,247,011
Current portion of operating lease liabilities	57,838	-		57,838
Total current liabilities	23,115,373	706,902		23,822,275

Total liabilities	23,115,373	706,902		23,822,275

Commitments and contingencies

Stockholders’ deficit
Preferred Stock A	50	-		50
Common Stock	394	-		394
Common stock issuable	-	693,311	(h)	693,311
Additional paid-in-capital	2,966,162	-		2,966,162
Accumulated deficit	(18,811,427)	(10,743,181)	(i)	(24,446,786)
		5,107,822	(j)
Total stockholders’ deficit	(15,844,821)	(4,942,048)		(20,786,869)

Total liabilities and stockholders’ deficit	$7,270,552	$(4,235,146)		$3,035,406

Limitless X Holdings, Inc.

Consolidated Statements of Operations

Three Months Ended March 31, 2023

	Three Months Ended March 31, 2023
	Previously			As
	Reported	Restatement		Restated
Net Revenue
Product sales	$6,563,037	$-		$6,563,037
Service revenue	291,764	(291,764)	(p)	-
Rentals	15,000	-		15,000
Total net revenue	6,869,801	(291,764)		6,578,037

Cost of Revenue
Cost of revenue	1,229,894	1,407,874	(k)	2,637,768
Total cost of sales	1,229,894	1,407,874		2,637,768

Gross profit	5,639,907	(1,699,638)		3,940,269

Operating expenses:
General and administrative	836,639	(232,374)	(m)	603,475
		(790)	(l)
Royalty fees	284,628	(284,628)	(k)	-
Merchant fees	713,194	(713,194)	(k)	-
Transaction fees	411,268	(411,268)	(k)	-
Advertising and marketing	10,055,504	(4,874,232)	(n)	4,889,508
		(291,764)	(p)
Professional fees	539,157	(549)	(l)	538,608
Salaries and compensation	1,335,927	-		1,335,927
Total operating expenses	14,176,317	(6,808,799)		7,367,518

Loss from operations	(8,536,410)	5,109,161		(3,427,249)

Other income (expense)
Interest expense	(225,627)	-		(225,627)
Other expense	(30,000)	-		(30,000)
Total other income (expense), net	(255,627)	-		(255,627)

Net loss from continuing operations	(8,792,037)	5,109,161		(3,682,876)

Loss from discontinued operations	-	(1,339)	(l)	(1,339)

Loss before income tax provision	(8,792,037)	5,107,822		(3,684,215)

Income tax provision	48	-		48

Net loss	$(8,792,085)	$5,107,822		$(3,684,263)

Limitless X Holdings, Inc.

Consolidated Statements of Cash Flows

Three Months Ended March 31, 2023

	Three Months Ended March 31, 2023
	Previously			As
	Reported	Restatement		Restated

Cash flows from operating activities:
Net loss	$(8,792,085)	$5,109,161		$(3,682,924)
Income (loss) from discontinued operations	-	(1,339)	(l)	(1,339)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	1,101	-		1,101
Changes in assets and liabilities:
Accounts receivables and holdback receivables, net	(1,486,509)	(232,374)	(m)	(1,718,883)
Inventories	355,506	(1,216)	(a)	354,290
Prepaid expenses	-	(95,240)	(o)	(95,240)
Other assets	(27,260)	95,240	(o)	67,980
Accounts payable and accrued expenses	1,734,114	(4,841,381)	(n)	(3,107,267)
Royalty payable	284,628	-		284,628
Refunds and chargeback payable	1,736,591	-		1,736,591
Net cash used in operating activities from continuing operations	(6,193,914)	32,851		(6,161,063)
Net cash provided by operating activities from discontinued operations	-	(31,512)	(l)	(31,512)
Net cash used in operating activities	(6,193,914)	1,339		(6,192,575)

Cash flows from investing activities:
Purchases of equipment	(1,604)	-		(1,604)
Net cash used in financing activities	(1,604)	-		(1,604)

Cash flows from financing activities:
Proceeds from convertible debt	500,000	-		500,000
Net cash provided by financing activities	500,000	-		500,000

Net increase(decrease) in cash	(5,695,518)	1,339		(5,694,179)

Cash – beginning of period	5,843,323	(41,107)	(q)	5,802,216

Cash – end of period	$147,805	$(39,768)		$108,037

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements and Associated Risks.

This Form 10-Q/A contains certain statements that are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. For this purpose, any statements contained in this Form 10-Q/A that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as “may,” “expect,” “believe,” “anticipate,” “estimate,” “continue” or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within our control. These factors include but are not limited to economic conditions generally and in the industries in which we may participate; competition within our chosen industry, including competition from much larger competitors; and failure to successfully develop business relationships.

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

On June 10, 2022, Bio Lab changed its name to Limitless X Holdings Inc. (“we,” “us,” or “our”).

RESULTS OF OPERATION

For the Three Months Ended March 31, 2023 Compared to the Three Months Ended March 31, 2022

	Three Months Ended March 31,
	(restated)
	2023		2022		Changes
		% of		% of
	Amount	Sales	Amount	Sales	Amount	%
Revenue
Product sales	$6,563,037	99.8%	$7,075,362	100.0%	$(512,325)	-7.2%
Rentals	15,000	0.2%	-	0.0%	15,000	n/a
Total revenue	6,578,037	100.0%	7,075,362	100.0%	(497,325)	-7.0%

Cost of sales
Cost of sales	2,637,768	40.1%	1,251,713	17.7%	1,386,055	110.7%
Total cost of sales	2,637,768	40.1%	1,251,713	17.7%	1,386,055	110.7%

Gross profit	3,940,269	59.9%	5,823,649	82.3%	(1,883,380)	-32.3%

Operating expenses:
General and administrative	603,475	9.2%	74,791	1.1%	528,684	706.9%
Advertising and marketing	4,889,508	74.3%	5,243,678	74.1%	(354,170)	-6.8%
Professional fees	538,608	8.2%	44,500	0.6%	494,108	1110.4%
Salaries and compensation	1,335,927	20.3%	70,422	1.0%	1,265,505	1797.0%
Total operating expenses	7,367,518	112.0%	5,433,391	76.8%	1,934,127	35.6%

Income (loss) from operations	(3,427,249)	-52.1%	390,258	5.5%	(3,817,507)	-978.2%

Other income (expense)
Interest expense	(225,627)	-3.4%	-	0.0%	(225,627)	n/a
Other expense	(30,000)	-0.5%	-	0.0%	(30,000)	n/a
Total other income (expense), net	(255,627)	-3.9%	-	0.0%	(255,627)	n/a

Net loss from continuing operations	(3,682,876)	-56.0%	390,258	5.5%	(4,073,134)	-1043.7%

Loss from discontinued operations	(1,339)	0.0%	-	0.0%	(1,339)	n/a

Income (loss) before income tax provision	(3,684,215)	-56.0%	390,258	5.5%	(4,074,473)	-1044.0%

Income tax provision	48	0.0%	81,954	1.2%	(81,906)	n/a

Net income (loss)	$(3,684,263)	-56.0%	$308,304	4.4%	$(3,992,567)	-1295.0%

Product Sales - Our product sales decreased by 7.2% or $0.5 million to $6.6 million for the three months ended March 31, 2023 as compared to $7.1 million for the three months ended March 31, 2022. In 2023, there was a shift in our marketing strategies, including a change in performance marketers.

Cost of Sales - Our cost of sales increased from $1.3 million, 17.7% of sales, to $2.6 million, 40.1% of sales. This increase was primarily due to our new product lines that began being sold in November 2022 with lower margins. As operations increased during the period, so did our costs for freight, inventory, and other supplies.

Gross Profit - Gross profit for the three months ended March 31, 2023 was $3.9 million compared to $5.8 million for the three months ended March 31, 2022. The decrease in gross profit of $1.9 million was primarily a shift in our marketing strategies, including a change in performance marketers.

Operating Expenses - During the three months ended March 31, 2023, we recognized $7.4 million in operating expenses compared to $5.4 million for the three months ended March 31, 2022. The increase of $1.9 million in operating expenses was primarily due to payroll and general and administrative expenses for travel and office expenses.

Other Income (Expense) - During the three months ended March 31, 2023, we recognized $0.3 million in other expenses compared to $0 for the three months ended March 31, 2022. The increase of $0.3 million in other expense was primarily due to interest expense on convertible debt and other loans.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

During the three months ended March 31, 2023, net cash used in operating activities was $6.2 million. The cash used in operating activities was primary due to net loss and timing of settlement of assets and liabilities.

Investing Activities

Net cash used in investing activities for three months ended March 31, 2023 was $1,604.

Financing Activities

Net cash provided by financing activities for three months ended March 31, 2023 was $500,000. This amount was incurred by increased borrowings from investors under convertible debt.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Our Annual Report on Form 10-K, filed with the SEC, on April 17, 2023, describes important risk factors that could cause our business, financial condition, results of operations, and growth prospects to differ materially from those indicated or suggested by forward-looking statements made in this Quarterly Report on Form 10-Q/A or presented elsewhere by management from time to time. There have been no material changes in the risk factors that appear in our Annual Report on Form 10-K. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially and adversely affect our business.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURE

Not Applicable.

ITEM 5. OTHER INFORMATION

Not Applicable.

ITEM 6. EXHIBITS

Exhibits. The following is a complete list of exhibits filed as part of this Form 10-Q/A. Exhibit numbers correspond to the numbers in the Exhibit Table of Item 601 of Regulation S-K.

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

LIMITLESS X HOLDINGS INC.
(Registrant)

Dated: June 9, 2025	By:	/s/ Jaspreet Mathur
Jaspreet Mathur
(Chief Executive Officer,
Principal Executive Officer)

Dated: June 9, 2025	By:	/s/ Benjamin Chung
Benjamin Chung
(Chief Financial Officer, Principal Financial and Accounting Officer)

