Form 10-Q/A
period 2023-06-30
Limitless X Holdings Inc.
filed 2025-06-12
CIK 1803977

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

LIMITLESS X HOLDINGS INC.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

LIMITLESS X HOLDINGS INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	(Restated)
	June 30,	December 31,
	2023	2022

ASSETS
Current Assets:
Cash	$58,318	$5,802,216
Accounts receivables, net	414,062	417,605
Inventories	465,764	909,309
Prepaid expenses	65,696	-
Net assets held for sale	-	41,107
Total current assets	1,003,840	7,170,237

Non-Current Assets:
Property and equipment, net	31,642	32,256
Other assets	10,985	78,965
Operating lease right-of-use asset	22,931	91,032
Total non-current assets	65,558	202,253

Total assets	$1,069,398	$7,372,490

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	$7,420,943	$7,639,915
Accrued interest	797,902	344,475
Royalty payable	1,494,228	1,114,403
Refunds and chargeback payable	316,998	332,218
Note payable	35,000	35,000
Convertible note payables	9,675,000	9,175,000
Notes payable to shareholder	4,862,028	4,462,028
Notes payable to related parties	169,400	1,247,011
Current portion of operating lease liabilities	23,222	92,195
Net liabilities held for sale	-	32,851
Total current liabilities	24,794,721	24,475,096

Total liabilities	24,794,721	24,475,096

Commitments and contingencies

Stockholders’ deficit
Preferred Stock A - $0.0001 par value; 30,000,000 authorized shares; 500,000 shares issued and outstanding	50	50
Common Stock- $0.0001 par value; 300,000,000 authorized shares; 3,977,497 shares and 3,929,834 shares issued and outstanding, respectively	399	394
Common stock issuable, 47,663 shares at December 31, 2022	-	693,311
Additional paid-in-capital	4,793,068	2,966,162
Accumulated deficit	(28,518,840)	(20,762,523)
Total stockholders’ deficit	(23,725,323)	(17,102,606)

Total liabilities and stockholders’ deficit	$1,069,398	$7,372,490

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LIMITLESS X HOLDINGS INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Six Months Ended June 30,		Three Months Ended June 30,
	(As Restated)		(As Restated)
	2023	2022	2023	2022

Net Revenue
Product sales	$12,846,527	$21,694,584	$6,283,490	$13,374,528
Rentals	15,000	5,000	-	5,000
Total net revenue	12,861,527	21,699,584	6,283,490	13,379,528

Cost of Revenue
Cost of revenue	5,569,921	6,865,555	2,932,153	4,687,602
Total cost of sales	5,569,921	6,865,555	2,932,153	4,687,602

Gross profit	7,291,606	14,834,029	3,351,337	8,691,926

Operating expenses:
General and administrative	2,388,408	1,940,958	1,784,933	1,547,713
Advertising and marketing	8,980,440	17,256,535	4,090,932	12,012,857
Professional fees	1,119,568	1,298,053	580,960	1,253,553
Salaries and compensation	2,071,845	133,671	735,918	63,249
Total operating expenses	14,560,261	20,629,217	7,192,743	14,877,372

Loss from operations	(7,268,655)	(5,795,188)	(3,841,406)	(6,185,446)

Other income (expense)
Interest expense	(455,760)	(13,108)	(230,133)	(13,108)
Other income	-	57,756	-	57,756
Other expense	(30,000)	-	-	-
Gain on disposal of assets	-	28,397	-	28,397
Total other income (expense), net	(485,760)	73,045	(230,133)	73,045

Net loss from continuing operations	(7,754,415)	(5,722,143)	(4,071,539)	(6,112,401)

Gain (Loss) from discontinued operations	(1,854)	-	(515)	-

Gain (Loss) from deconslidation of subsidiary	-	-	-	-

Loss before income tax provision	(7,756,269)	(5,722,143)	(4,072,054)	(6,112,401)

Income tax provision	48	6,402	-	(75,552)

Net loss	$(7,756,317)	$(5,728,545)	$(4,072,054)	$(6,036,849)

Earnings (Loss) Per Share:
Net loss per common share - basic and diluted - continued	$(1.97)	$(3.13)	$(1.74)	$(1.74)
Net loss per common share - basic and diluted - discontinued	$(0.00)	$-	$(0.00)	$-
Total	$(1.97)	$(3.13)	$(1.74)	$(1.74)

Weighted average number of common shares	3,937,651	1,832,005	3,945,383	1,069,381

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LIMITLESS X HOLDINGS INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Preferred Stock A		Common Stock		Common Stock Issuable		Additional Paid-In	Accumulated	Total Stockholder’s
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	deficit	Equity

Balance at December 31, 2022 (restated)	500,000	$50	3,929,834	$394	47,663	$693,311	$2,966,162	$(20,762,523)	$(17,102,606)

Net loss	-	-	-	-	-	-	-	(3,684,263)	(3,684,263)

Balance at March 31, 2023 (unaudited) (restated)	500,000	$50	3,929,834	$394	47,663	$693,311	$2,966,162	$(24,446,786)	$(20,786,869)

Vybe deconsolidation	-	-	-	-	-	-	1,133,600	-	1,133,600

Issuance of common stock from common stock issuable	-	-	47,663	5	(47,663)	(693,311)	693,306	-	-

Net loss	-	-	-	-	-	-	-	(4,072,054)	(4,072,054)

Balance at June 30, 2023 (unaudited) (restated)	500,000	$50	3,977,497	$399	-	$-	$4,793,068	$(28,518,840)	$(23,725,323)

	Preferred Stock A		Common Stock		Common Stock Issuable		Additional Paid-In	Accumulated	Total Stockholder’s
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	deficit	Equity

Balance at December 31, 2021 (restated)	500,000	$50	3,136,033	$314	397,000	$40	$1,814,392	$(1,870,482)	$(55,686)

Recapitalization	-	-	360,117	36	-	-	33,992	-	34,028

Net loss	-	-	-	-	-	-	-	308,304	308,304

Balance at March 31, 2022 (unaudited)	500,000	$50	3,496,150	$350	397,000	$40	$1,848,384	$(1,562,178)	$286,646

Issuance of common stock for services	-	-	36,333	4	-	-	1,117,778	-	1,117,782

Issuance of common stock	-	-	97,000	10	(97,000)	(10)	-	-	-

Net loss	-	-	-	-	-	-	-	(6,036,849)	(6,036,849)

Balance at June 30, 2022 (unaudited)	500,000	$50	3,629,483	$364	300,000	$30	$2,966,162	$(7,599,027)	$(4,632,421)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LIMITLESS X HOLDINGS INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	(As Restated)
	2023	2022

Cash flows from operating activities:
Net loss	$(7,754,463)	$(5,728,545)
Income (loss) from discontinued operations	(1,854)	-
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	2,218	3,613
Common stock issued for professional fees	-	1,117,782
Changes in assets and liabilities:
Accounts receivables, net	3,543	(1,288,476)
Inventories	443,545	(73,909)
Prepaid expenses	(65,696)	-
Other assets	67,980	(91,278)
Accounts payable and accrued expenses	232,106	1,264,794
Royalty payable	379,825	232,121
Refunds and chargeback payable	(15,220)	214,387
Net cash used in operating activities from continuing operations	(6,708,016)	(4,349,511)
Net cash provided by operating activities from discontinued operations	8,256	-
Net cash used in operating activities	(6,699,760)	(4,349,511)

Cash flows from investing activities:
Purchases of equipment	(1,604)	-
Proceeds from disposition of asset	-	28,397
Net cash used in investing activities	(1,604)	28,397

Cash flows from financing activities:
Proceeds from borrowings from convertible debt	500,000	2,035,000
Proceeds from borrowings from shareholder	400,000	3,672,028
Proceeds from (Payments to) borrowings from related parties	57,466	317,610
Net cash provided by financing activities	957,466	6,024,638

Net increase(decrease) in cash	(5,743,898)	1,703,524

Cash – beginning of period	5,802,216	78,856

Cash – end of period	$58,318	$1,782,380

Supplemental disclosures of cash flow information
Cash paid during the periods for:
Interest	$2,334	$833
Income taxes	$-	$-

Non-cash investing and financing activities:
Decrease in due to Emblaze One, Inc. by Limitless X due to deconsolidation	$(1,167,011)	$-
Increase in due from Vybe Labs, Inc. by Limitless X due to deconsolidation	$1,133,600	$-
Common stock issuable	$693,306	$-

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

Advertising and Marketing

Advertising and marketing costs are charged to expense as incurred. Advertising and marketing costs were approximately $8,980,440 and $17,256,535 for the six months ended June 30, 2023 and 2022, respectively, and $4,090,932 and $12,012,857 for the three months ended March 31, 2023 and 2022, respectively.

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

Note 3 – Restatement

The Company filed amended Form 10-K/A for the years ended December 31, 2023 and 2022, filed on December 3, 2024. The restatement adjustments for the year ended December 31, 2022 and 2023 had impact as of June 30, 2023 and for the three and six months ended June 30, 2023.

A reconciliation from the amounts previously reported for the affected periods to the restated amounts in the restated consolidated financial statements is provided for the impacted financial statement line items below for the consolidated balance sheet as of June 30, 2023 and for the three and six months ended June 30, 2023. The amounts labeled “Restatement” represent the effects of the restatement adjustments.

Ref	Description of Restatement
(a)	An adjustment was made to write-off accounts receivables in the current period. The adjustment was credit credit accounts receivables and debit bad debt expense.
(b)	An adjustment was made to adjust beginning balance of holdback receivables written off in the prior period. The adjustment was credit holdback receivables and debit retained earnings.
(c)	An adjustment was made to adjust beginning balance of inventories written off in the prior period. The adjustment was credit inventories and debit retained earnings.
(d)	An adjustment was made to reclass from non-current assets to current assets.
(e)	An adjustment was made to adjust beginning balance of accrued salaries recorded in the prior period. The amount was outstanding as of June 30, 2023. The adjustment was credit accrued salaries and debit retained earnings.
(f)	An adjustment was made to adjust beginning balance of additional paid-in capital recorded in the prior period. Prior period adjustment was related to stock compensation expense. The adjustment was credit common stock and additional paid-in capital and debit retained earnings.
(g)	An adjustment was made to record prior period adjustment impacting beginning retained earnings.
(h)	Current period net restatement adjustment from loss from operations.
(aa)	An adjustment was made to net revenue against advertising expense.
(bb)	An adjustment was made to reclass certain operating expenses to cost of revenue.
(cc)	An adjustment was made to reclass certain expenses.
(dd)	An adjustment was made to reclass expenses from discontinued operations from Vybe, Inc. to loss from discontinued operations.
(ee)	An adjustment was made to reclass certain expenses.
(aaa)	An adjustment was made to net revenue against advertising expense.
(bbb)	An adjustment was made to reclass certain operating expenses to cost of revenue.
(ccc)	An adjustment was made to reclass certain expenses.
(ddd)	An adjustment was made to reclass expenses from discontinued operations from Vybe, Inc. to loss from discontinued operations.
(A)	Vybe deconsolidation adjustment.
(B)	To properly record gain from deconsolidation of Vybe subsidiary.
(C)	Various balance sheet adjustment changes to correct current period presentation.
(D)	Vybe deconsolidation adjustment related to cash.

The changes in our consolidated financial statements are summarized below.

Limitless X Holdings, Inc.

Consolidated Balance Sheets

June 30, 2023

	As of June 30, 2023
	Previously			As
	Reported	Restatement		Restated
ASSETS
Current Assets:
Cash	$58,318	$-		58,318
Accounts receivables, net	414,062	-		414,062
Holdback receivables	2,326,500	(1,043,991)	(a)	-
		(1,282,509)	(b)
Inventories	2,557,125	(2,091,361)	(c)	465,764
Prepaid expenses	2,514	63,182	(d)	65,696
Total current assets	5,358,519	(4,354,679)		1,003,840

Non-Current Assets:
Property and equipment, net	31,642	-		31,642
Other assets	74,167	(63,182)	(d)	10,985
Operating lease right-of-use asset	22,931	-		22,931
Total non-current assets	128,740	(63,182)		65,558

Total assets	$5,487,259	$(4,417,861)		$1,069,398

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	6,761,231	659,712	(e)	7,420,943
Accrued interest	797,902	-		797,902
Royalty payable	1,494,228	-		1,494,228
Refunds and chargeback payable	316,998	-		316,998
Note payable	35,000	-		35,000
Convertible note payables	9,675,000	-		9,675,000
Notes payable to shareholder	4,862,028	-		4,862,028
Notes payable to related parties	169,400	-		169,400
Current portion of operating lease liabilities	23,222	-		23,222
Total current liabilities	24,135,009	659,712		24,794,721

Total liabilities	24,135,009	659,712		24,794,721

Commitments and contingencies

Stockholders’ deficit
Preferred Stock A	50	-		50
Common Stock	399	-		399
Additional paid-in-capital	3,158,803	1,634,265	(f)	4,793,068
Accumulated deficit	(21,807,002)	(10,743,181)	(g)	(28,518,840)
	-	4,031,343	(h)
Total stockholders’ deficit	(18,647,750)	(5,077,573)		(23,725,323)

Total liabilities and stockholders’ deficit	$5,487,259	$(4,417,861)		$1,069,398

Limitless X Holdings, Inc.

Consolidated Statements of Operations

Six Months Ended June 30, 2023

	Six Months Ended June 30, 2023
	Previously			As
	Reported	Restatement		Restated
Net Revenue
Product sales	$12,846,527	$-		$12,846,527
Service revenue	2,797,004	(2,797,004)	(aa)	-
Rentals	15,000	-		15,000
Total net revenue	15,658,531	(2,797,004)		12,861,527

Cost of Revenue
Cost of revenue	3,072,851	2,521,949	(bb)	5,569,921
		(24,879)	(cc)
Total cost of sales	3,072,851	2,497,070		5,569,921

Gross profit	12,585,680	(5,294,074)		7,291,606

Operating expenses:
General and administrative	1,380,925	1,282,509	(b)	2,388,408
		(1,305)	(dd)
		(273,721)	(ee)
Royalty fees	379,825	(379,825)	(bb)	-
Merchant fees	1,057,278	(1,057,278)	(bb)	-
Transaction fees	1,084,846	(1,084,846)	(bb)	-
Advertising and marketing	16,651,676	(2,797,004)	(aa)	8,980,440
		(4,874,232)	(gg)
Professional fees	1,261,137	(141,569)	(dd)	1,119,568
Salaries and compensation	2,071,845	-		2,071,845
Total operating expenses	23,887,532	(9,327,271)		14,560,261

Loss from operations	(11,301,852)	4,033,197		(7,268,655)

Other income (expense)
Interest expense	(455,760)	-		(455,760)
Other expense	(30,000)	-		(30,000)
Total other income (expense), net	(485,760)	-		(485,760)

Net loss from continuing operations	(11,787,612)	4,033,197		(7,754,415)

Gain (Loss) from discontinued operations	-	(1,854)	(dd)	(1,854)

Gain (Loss) from deconslidation of subsidiary	-	-		-

Loss before income tax provision	(11,787,612)	4,031,343		(7,756,269)

Income tax provision	48	-		48

Net loss	$(11,787,660)	$4,031,343		$(7,756,317)

Limitless X Holdings, Inc.

Consolidated Statements of Operations

Three Months Ended June 30, 2023

	Three Months Ended June 30, 2023
	Previously			As
	Reported	Restatement		Restated
Net Revenue
Product sales	$6,283,490	$-		$6,283,490
Service revenue	2,505,240	(2,505,240)	(aaa)	-
Total net revenue	8,788,730	(2,505,240)		6,283,490

Cost of Revenue
Cost of revenue	1,842,957	1,112,859	(bbb)	2,932,153
		(23,663)	(ccc)
Total cost of sales	1,842,957	1,089,196		2,932,153

Gross profit	6,945,773	(3,594,436)		3,351,337

Operating expenses:
General and administrative	685,306	1,282,509	(b)	1,784,933
		(515)	(ddd)
		(182,367)	(ccc)
Royalty fees	95,197	(95,197)	(bbb)	-
Merchant fees	344,084	(344,084)	(bbb)	-
Transaction fees	673,578	(673,578)	(bbb)	-
Advertising and marketing	6,596,172	(2,505,240)	(aaa)	4,090,932
Professional fees	580,960	-		580,960
Salaries and compensation	735,918	-		735,918
Total operating expenses	9,711,215	(2,518,472)		7,192,743

Loss from operations	(2,765,442)	(1,075,964)		(3,841,406)

Other income (expense)
Interest expense	(230,133)	-		(230,133)
Total other income (expense), net	(230,133)	-		(230,133)

Net loss from continuing operations	(2,995,575)	(1,075,964)		(4,071,539)

Gain (Loss) from discontinued operations	-	(515)	(ddd)	(515)

Gain (Loss) from deconslidation of subsidiary	-	-		-

Loss before income tax provision	(2,995,575)	(1,076,479)		(4,072,054)

Income tax provision	-	-		-

Net loss	$(2,995,575)	$(1,076,479)		$(4,072,054)

Limitless X Holdings, Inc.

Consolidated Statements of Cash Flows

Six Months Ended June 30, 2023

	Six Months Ended June 30, 2023
	Previously			As
	Reported	Restatement		Restated

Cash flows from operating activities:
Net loss	$(11,787,660)	$4,033,197		$(7,754,463)
Income (loss) from discontinued operations	-	(1,854)	(dd)	(1,854)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	2,218	-		2,218
Vybe deconsolidation from equity	141,020	(141,020)	(A)	-
Gain from deconsolidation of Vybe	51,626	(51,626)	(B)	-
Changes in assets and liabilities:
Accounts receivables and holdback receivables, net	(800,858)	804,401	(C)	3,543
Inventories	1,298,821	(855,276)	(C)	443,545
Prepaid expenses	(2,514)	(63,182)	(C)	(65,696)
Other assets	4,798	63,182	(C)	67,980
Accounts payable and accrued expenses	5,122,154	(4,890,048)	(C)	232,106
Royalty payable	379,825	-		379,825
Refunds and chargeback payable	(15,220)	-		(15,220)
Net cash used in operating activities from continuing operations	(5,605,790)	(1,102,226)		(6,708,016)
Net cash provided by operating activities from discontinued operations	-	8,256	(l)	8,256
Net cash used in operating activities	(5,605,790)	(1,093,970)		(6,699,760)

Cash flows from investing activities:
Purchases of equipment	(1,604)	-		(1,604)
Net cash used in financing activities	(1,604)	-		(1,604)

Cash flows from financing activities:
Proceeds from convertible debt	500,000	-		500,000
Proceeds from borrowings from shareholder	400,000	-		400,000
Settlement of debt	(1,077,611)	1,077,611	(B)	-
Proceeds from (Payments to) borrowings from related parties	-	57,466	(C)	57,466
Net cash provided by financing activities	(177,611)	1,135,077		957,466

Net increase(decrease) in cash	(5,785,005)	41,107		(5,743,898)

Cash – beginning of period	5,843,323	(41,107)	(D)	5,802,216

Cash – end of period	$58,318	$-		$58,318

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

The transaction is recorded as follows at the date of this transaction:

June 1,
2023

Total assets and liabilities deconsolidated for Vybe:
Total assets	$935,066
Total liabilities	(1,356,750)

Net assets (liabilities)	$(421,684)

Total due to and due from between Limitless X and Vybe before deconsolidation:
Due to Emblaze One, Inc. by Limitless X	$1,167,011
Due from Vybe Labs, Inc. by Limitless X	(1,356,750)

Net due to (from)	$(189,739)

Net amount of deconsolidation – Recorded as additional paid-in capital	$231,945

Note 5 – Fair Value Measurements

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

Note 6 – Commitments and Contingencies

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

Note 7 – Debt

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

Note 8 – Stockholders’ Deficit

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

Common Stock

As of June 30, 2023, the Company has 300,000,000 authorized shares of common stock par value $0.0001 per share. At June 30, 2023 and December 31, 2022, there was a total of 3,977,497 shares and 3,929,834 shares issued and outstanding, respectively.

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

Note 11 – Subsequent Events

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

On June 10, 2022, Bio Lab changed its name to Limitless X Holdings Inc. (“we,” “us,” or “our”).

RESULTS OF OPERATION

For the Three Months Ended June 30, 2023 Compared to the Three Months Ended June 30, 2022

	Three Months Ended March 31,
	(restated)
	2023		2022		Changes
		% of		% of
	Amount	Sales	Amount	Sales	Amount	%
Revenue
Product sales	$6,283,490	100.0%	$13,374,528	100.0%	$(7,091,038)	-53.0%
Rentals	-	0.0%	5,000	0.0%	(5,000)	-100.0%
Total revenue	6,283,490	100.0%	13,379,528	100.0%	(7,096,038)	-53.0%

Cost of sales
Cost of sales	2,932,153	46.7%	4,687,602	35.0%	(1,755,449)	-37.4%
Total cost of sales	2,932,153	46.7%	4,687,602	35.0%	(1,755,449)	-37.4%

Gross profit	3,351,337	53.3%	8,691,926	65.0%	(5,340,589)	-61.4%

Operating expenses:
General and administrative	1,784,933	28.4%	1,547,713	11.6%	237,220	15.3%
Advertising and marketing	4,090,932	65.1%	12,012,857	89.8%	(7,921,925)	-65.9%
Professional fees	580,960	9.2%	1,253,553	9.4%	(672,593)	-53.7%
Salaries and compensation	735,918	11.7%	63,249	0.5%	672,669	1063.5%
Total operating expenses	7,192,743	114.5%	14,877,372	111.2%	(7,684,629)	-51.7%

Income (loss) from operations	(3,841,406)	-61.1%	(6,185,446)	-46.2%	2,344,040	-37.9%

Other income (expense)
Interest expense	(230,133)	-3.7%	(13,108)	-0.1%	(217,025)	1655.7%
Other income	-	0.0%	57,756	0.4%	(57,756)	-100.0%
Gain on disposal of assets	-	0.0%	28,397	0.2%	(28,397)	-100.0%
Total other income (expense), net	(230,133)	-3.7%	73,045	0.5%	(303,178)	-415.1%

Net loss from continuing operations	(4,071,539)	-64.8%	(6,112,401)	-45.7%	2,040,862	-33.4%

Loss from discontinued operations	(515)	0.0%	-	0.0%	(515)	n/a

Gain (Loss) from deconslidation of subsidiary	-	0.0%	-	0.0%	-	n/a

Income (loss) before income tax provision	(4,072,054)	-64.8%	(6,112,401)	-45.7%	2,040,347	-33.4%

Income tax provision	-	0.0%	(75,552)	-0.6%	75,552	-100.0%

Net income (loss)	$(4,072,054)	-64.8%	$(6,036,849)	-45.1%	$1,964,795	-32.5%

Product Sales - Our product sales decreased by 53% to $6.3 million for the three months ended June 30, 2023 as compared to $13.4 million for the three months ended June 30, 2022. In 2023, there was a shift in our marketing strategies, including a change in performance marketers.

Cost of Sales - Our cost of sales decreased from $4.7 million, 35.0% of sales in the three months ended June 30, 2022, to $2.9 million, 46.7% of sales in the three months ended June 30, 2023. This decrease was primarily due to our new product lines that began being sold in with lower margins. As operations increased during the period, so did our costs for freight, inventory, and other supplies.

Gross Profit - Gross profit for the three months ended June 30, 2023 was $3.4 million compared to $8.7 million for the three months ended June 30, 2022. The decrease in gross profit of $5.3 million was primarily a shift in our marketing strategies, including a change in performance marketers.

Operating Expenses - During the three months ended June 30, 2023, we recognized $7.2 million in operating expenses compared to $14.9 million for the three months ended June 30, 2022. The decrease of $7.7 million in operating expenses was primarily due to decrease in advertising, and professional fees of $0.5 million and off-set by increase in payroll of $0.7 million due to increase in number of employees.

●	Our advertising and marketing expense decreased by $7.9 million due to a shift in marketing strategies from relying on performance marketers and celebrity endorsements.

For the Six Months Ended June 30, 2023 Compared to the Six Months Ended June 30, 2022

	Six Months Ended June 30,
	(restated)
	2023		2022		Changes
		% of		% of
	Amount	Sales	Amount	Sales	Amount	%
Revenue
Product sales	$12,846,527	99.9%	$21,694,584	100.0%	$(8,848,057)	-40.8%
Rentals	15,000	0.1%	5,000	0.0%	10,000	200.0%
Total revenue	12,861,527	100.0%	21,699,584	100.0%	(8,838,057)	-40.7%

Cost of sales
Cost of sales	5,569,921	43.3%	6,865,555	31.6%	(1,295,634)	-18.9%
Total cost of sales	5,569,921	43.3%	6,865,555	31.6%	(1,295,634)	-18.9%

Gross profit	7,291,606	56.7%	14,834,029	68.4%	(7,542,423)	-50.8%

Operating expenses:
General and administrative	2,388,408	18.6%	1,940,958	8.9%	447,450	23.1%
Advertising and marketing	8,980,440	69.8%	17,256,535	79.5%	(8,276,095)	-48.0%
Professional fees	1,119,568	8.7%	1,298,053	6.0%	(178,485)	-13.8%
Salaries and compensation	2,071,845	16.1%	133,671	0.6%	1,938,174	1450.0%
Total operating expenses	14,560,261	113.2%	20,629,217	95.1%	(6,068,956)	-29.4%

Income (loss) from operations	(7,268,655)	-56.5%	(5,795,188)	-26.7%	(1,473,467)	25.4%

Other income (expense)
Interest expense	(455,760)	-3.5%	(13,108)	-0.1%	(442,652)	3377.0%
Other income	-	0.0%	57,756	0.3%	(57,756)	-100.0%
Other expense	(30,000)	-0.2%	-	0.0%	(30,000)	n/a
Gain on disposal of assets	-	0.0%	28,397	0.1%	(28,397)	-100.0%
Total other income (expense), net	(485,760)	-3.8%	73,045	0.3%	(558,805)	-765.0%

Net loss from continuing operations	(7,754,415)	-60.3%	(5,722,143)	-26.4%	(2,032,272)	35.5%

Loss from discontinued operations	(1,854)	0.0%	-	0.0%	(1,854)	n/a

Gain (Loss) from deconslidation of subsidiary	-	0.0%	-	0.0%	-	n/a

Income (loss) before income tax provision	(7,756,269)	-60.3%	(5,722,143)	-26.4%	(2,034,126)	35.5%

Income tax provision	48	0.0%	6,402	0.0%	(6,354)	-99.3%

Net income (loss)	$(7,756,317)	-60.3%	$(5,728,545)	-26.4%	$(2,027,772)	35.4%

Product Sales - Our product sales decreased by 40.8% to $12.8 million for the six months ended June 30, 2023 as compared from $21.7 million for the six months ended June 30, 2022. In 2023, there was a shift in our marketing strategies, including a change in performance marketers.

Cost of Sales - Our cost of sales increased from $6.9 million, 31.6% of sales for the six months ended June 30, 2022, to $5.6 million, 43.3% of sales for the six months ended June 30, 2023. This increase was primarily due to our new product lines that began being sold in with lower margins. As operations increased during the period, so did our costs for freight, inventory, and other supplies.

Gross Profit - Gross profit for the six months ended June 30, 2023 was $7.3 million compared to $14.8 million for the six months ended June 30, 2022. The decrease in gross profit of $7.5 million was primarily a shift in our marketing strategies, including a change in performance marketers.

Operating Expenses - During the six months ended June 30, 2023, we recognized $14.6 million in operating expenses compared to $20.6 million for the six months ended June 30, 2022. The decrease of $6.0 million in operating expenses was primarily due to advertising and marketing, payroll, transaction fees, merchant fees, royalty fees, and bad debt expense.

●	Our advertising and marketing expense decreased by $8.3 million due to a shift in marketing strategies from relying on performance marketers.
●	The increase in transaction payroll is related to accruals of unpaid salaries.
●	The increase of $232,374 in bad debt expense was due to accounts receivable being deemed uncollectible.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

During the six months ended June 30, 2023, net cash used in operating activities was $6.7 million. The cash used in operating activities was primarily due to net loss and timing of settlement of assets and liabilities.

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2023 was $1,604.

Financing Activities

Net cash used in financing activities for the six months ended June 30, 2023 was $1.0 million. This amount was incurred by increased borrowings from convertible debt, shareholder and related party.

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

LIMITLESS X HOLDINGS INC.
(Registrant)

Dated: June 11, 2025	By:	/s/ Jaspreet Mathur
Jaspreet Mathur
(Chief Executive Officer,
Principal Executive Officer)

Dated: June 11, 2025	By:	/s/ Benjamin Chung
Benjamin Chung
(Chief Financial Officer, Principal Financial Officer and Principal Accounting Officer)

