Form 10-Q
period 2025-06-30
Limitless X Holdings Inc.
filed 2025-08-14
CIK 1803977

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of August 13, 2025, there were 16,900,256 shares of the registrant’s common stock, $0.0001 par value, issued and outstanding.

i

LIMITLESS X HOLDINGS INC.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

LIMITLESS X HOLDINGS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	June 30,	December 31,
	2025	2024

ASSETS
Current Assets:
Cash	$85,175	$53,549
Accounts receivables, net	106	24,984
Inventories	93,971	18,415
Prepaid expenses	63,318	11,700
Loan receivable	1,000,000	-
Total current assets	1,242,570	108,648

Non-Current Assets:
Property and equipment, net	820	980
Other assets	10,985	11,208
Total non-current assets	11,805	12,188

Total assets	$1,254,375	$120,836

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	$3,218,377	$6,024,556
Accrued interest	85,022	1,035,842
Royalty payable	249,036	220,535
Refunds and chargeback payable	15,308	55,296
Note payable	35,000	35,000
Notes payable to shareholder	-	5,144,460
Notes payable to related parties	1,180,000	436,747
Loans payable, net of unamortized debt discount of $34,500 and $0, respectively	317,233	240,133
Dividends payable	204,555	-
Total current liabilities	5,304,531	13,192,569

Total liabilities	5,304,531	13,192,569

Commitments and contingencies

Preferred Stock B - $0.0001 par value; 30,000,000 authorized shares; 1,062,712 shares issued and outstanding, respectively	1,742,953	1,742,953
Preferred Stock C - $0.0001 par value; 30,000,000 authorized shares; 345,094 shares issued and outstanding	33,046,900	-

Stockholders’ deficit
Preferred Stock A - $0.0001 par value; 30,000,000 authorized shares; 500,000 shares issued and outstanding	50	50
Preferred Stock D - $0.0001 par value; 30,000,000 authorized shares; 145,000 shares issued and outstanding and none, respectively	3,625,000	-
Preferred Stock D Issuable - 260,214 shares issuable at June 30, 2025	6,505,350	-
Common Stock- $0.0001 par value; 300,000,000 authorized shares; 15,540,256 shares and 8,594,681 shares issued and outstanding, respectively	1,554	859
Common stock issuable, 400,000 shares and 133,332, respectively	20,070	83,555
Additional paid-in-capital	29,071,834	23,941,779
Accumulated deficit	(78,063,867)	(38,840,929)
Total stockholders’ deficit	(38,840,009)	(14,814,686)

Total liabilities and stockholders’ deficit	$1,254,375	$120,836

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LIMITLESS X HOLDINGS INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

Net Revenue
Product sales	$302,592	$1,405,951	$554,528	$2,428,476
Total net revenue	302,592	1,405,951	554,528	2,428,476

Cost of Revenue
Cost of revenue	86,840	413,201	204,034	654,803
Total cost of sales	86,840	413,201	204,034	654,803

Gross profit	215,752	992,750	350,494	1,773,673

Operating expenses:
General and administrative	325,395	348,093	3,917,196	315,179
Advertising and marketing	76,287	675,632	267,421	1,397,310
Salaries and compensation	591,369	490,397	1,175,220	987,585
Total operating expenses	993,051	1,514,122	5,359,837	3,269,801

Loss from operations	(777,299)	(521,372)	(5,009,343)	(1,496,128)

Other income (expense)
Interest expense	(18,318)	(131,341)	(481,715)	(232,305)
Other income	58,460	17,500	60,888	15,077
Gain (Loss) on debt settlement	(3,866,368)	(17,667)	(33,792,768)	(17,667)
Other expense	-	-	-	-
Total other income (expense), net	(3,826,226)	(131,508)	(34,213,595)	(234,895)

Loss before income tax provision	(4,603,525)	(652,880)	(39,222,938)	(1,731,023)

Income tax provision	-	915	-	915

Net loss	(4,603,525)	(653,795)	(39,222,938)	(1,731,938)

Dividends accrued during the period	204,555	-	204,555	-

Net loss allocable to common shareholders	$(4,808,080)	$(653,795)	$(39,427,493)	$(1,731,938)

Earnings (Loss) Per Share:
Net loss per common share - basic and diluted	$(0.32)	$(0.16)	$(2.81)	$(0.44)
Weighted average number of common shares	15,124,568	3,977,497	14,021,453	3,977,497

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LIMITLESS X HOLDINGS INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Preferred Stock B		Preferred Stock C		Preferred Stock A		Preferred Stock D		Preferred Stock D Issuable		Common Stock		Common Stock Issuable		Additional Paid-In	Accumulated	Total Stockholder’s
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	deficit	Equity

Balance at December 31, 2023 (as restated)	10,349,097	$16,973,554	-	$-	500,000	$50	-	$-	-	$-	3,992,234	$399	-	$-	$4,793,068	$(34,638,001)	$(29,844,484)

Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(1,078,143)	(1,078,143)

Balance at March 31, 2024	10,349,097	16,973,554	-	-	500,000	50	-	-	-	-	3,992,234	399	-	-	4,793,068	(35,716,144)	(30,922,627)

Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(653,795)	(653,795)

Balance at June 30, 2024	10,349,097	$16,973,554	-	$-	500,000	$50	-	$-	-	$-	3,992,234	$399	-	$-	$4,793,068	$(36,369,939)	$(31,576,422)

	Preferred Stock B		Preferred Stock C		Preferred Stock A		Preferred Stock D		Preferred Stock D Issuable		Common Stock		Common Stock Issuable		Additional Paid-In	Accumulated	Total Stockholder’s
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	deficit	Equity

Balance at December 31, 2024	1,062,712	$1,742,953	-	$-	500,000	$50	-	$-	-	$-	8,594,681	$859	133,332	$83,555	$23,941,779	$(38,840,929)	$(14,814,686)

Salaries conversion to common stock	-	-	-	-	-	-	-	-	-	-	1,340,598	134	-	-	536,117	-	536,251

Issuances of common stock to board of directors for services - conversion from accrued compensation	-	-	-	-	-	-	-	-	-	-	1,945,000	195	-	-	972,305	-	972,500

Issuances of common stock to board of directors for services	-	-	-	-	-	-	-	-	-	-	220,000	22	-	-	219,978	-	220,000

Consulting services - issuance of common stock	-	-	-	-	-	-	-	-	-	-	578,757	58	-	-	403,460	-	403,518

Restricted stock grants	-	-	-	-	-	-	-	-	-	-	833,333	83	-	-	430,083	-	430,166

Issuances of stock options	-	-	-	-	-	-	-	-	-	-	708,333	71	-	-	365,570	-	365,641

Conversion of notes payable and accrued interest to shareholder to preferred stock C	-	-	193,680	19,368,000	-	-	-	-	-	-	-	-	-	-	2,736,361	-	2,736,361

Conversion of notes payable and accrued interest to shareholder to preferred stock C	-	-	7,892	789,200	-	-	-	-	-	-	-	-	-	-	87,892	-	87,892

Conversion of notes payable and accrued interest to related parties to preferred stock C	-	-	97,692	9,769,200	-	-	-	-	-	-	-	-	-	-	1,085,468	-	1,085,468

Issuance of preferred stock C for services	-	-	25,000	1,037,500	-	-	-	-	-	-	-	-	-	-	-	-	-

Conversion of vendor accounts payable to preferred stock C	-	-	15,830	1,583,000	-	-	-	-	-	-	-	-	-	-	-	-	-

Issuances of preferred stock C for compensation	-	-	5,000	500,000	-	-	-	-	-	-	-	-	-	-	-	-	-

Conversion of notes payable accrued interest to shareholder to preferred stock D	-	-	-	-	-	-	135,000	3,375,000	-	-	-	-	-	-	-	-	3,375,000

Conversion of notes payable and accrued interest to shareholder to preferred stock D	-	-	-	-	-	-	10,000	250,000	-	-	-	-	-	-	-	-	250,000

Common stock issuable for borrowings from shareholder	-	-	-	-	-	-	-	-	-	-	-	-	225,000	177,750	-	-	177,750

Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(34,619,413)	(34,619,413)

Balance at March 31, 2025	1,062,712	$1,742,953	345,094	$33,046,900	500,000	$50	145,000	$3,625,000	-	$-	14,220,702	$1,422	358,332	$261,305	$30,779,013	$(73,460,342)	$(38,793,552)

Issuances of common stock for conversion of vendor debt	-	-	-	-	-	-	-	-	-	-	739,002	74	-	-	738,928	-	739,002

Loss on the settlement of accrued compensation	-	-	-	-	-	-	-	-	-	-	-	-	-	-	589,989	-	589,989

Loss on settlement of directors compensation	-	-	-	-	-	-	-	-	-	-	-	-	-	-	680,750	-	680,750

Consulting services - issuance of common stock from issuable	-	-	-	-	-	-	-	-	-	-	133,332	13	(133,332)	(83,555)	83,542	-	-

Consulting services - issuance of common stock	-	-	-	-	-	-	-	-	-	-	222,220	22	-	-	136,161	-	136,183

Shares issuable for consulting services	-	-	-	-	-	-	-	-	-	-	-	-	44,448	20,070	-	-	20,070

Common stock issued from issuable	-	-	-	-	-	-	-	-	-	-	225,000	23	(225,000)	(177,750)	177,727	-	-

Preferred Stock D Issuable	-	-	-	-	-	-	-	-	260,214	6,505,350	-	-	-	-	(3,909,721)	-	2,595,629

Dividends	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(204,555)	-	(204,555)

Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(4,603,525)	(4,603,525)

Balance at June 30, 2025	1,062,712	$1,742,953	345,094	$33,046,900	500,000	$50	145,000	$3,625,000	260,214	$6,505,350	15,540,256	$1,554	44,448	$20,070	$29,071,834	$(78,063,867)	$(38,840,009)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LIMITLESS X HOLDINGS INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Unaudited)
	Six Months Ended June 30,
	2025	2024

Cash flows from operating activities:
Net loss	$(39,222,938)		$(1,731,938)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	160		2,234
Gain (Loss) on debt settlement	33,792,768		-
Stock compensation expense by issuance of Preferred C	1,537,500		-
Stock compensation expense - Issuances of common stock to board of directors for services	220,000		-
Stock compensation expense - issuance of common stock for consulting services	539,701		-
Stock compensation - restricted stock grants	430,166		-
Stock compensation - stock option expense	365,641		-
Stock compensation - shares issuable for consulting services	20,070		-
Amortization of debt discount	427,750		427,750
Changes in assets and liabilities:
Accounts receivables, net	24,878		(172,880)
Inventories	(75,556)		(11,033)
Prepaid expenses	(51,618)		7,500
Other assets	223		-
Accounts payable and accrued expenses	1,078,268		1,158,436
Royalty payable	28,501		84,537
Refunds and chargeback payable	(39,988)		(30,871)
Net cash used in operating activities	(924,474)		(694,015)
	-
Cash flows from financing activities:
Loan provided under loan receivable	(1,000,000)		-
Net cash provided by financing activities	(1,000,000)		-

Cash flows from financing activities:
Proceeds from borrowings from related parties	1,379,000		-
Proceeds from borrowings from stockholder	500,000		583,596
Net borrowings from loans payable	77,100		-
Net cash provided by financing activities	1,956,100		583,596

Net increase(decrease) in cash	31,626		(110,419)

Cash – beginning of period	53,549		116,100

Cash – end of period	$85,175		$5,681

Supplemental disclosures of cash flow information
Cash paid during the periods for:
Interest	$-		$-
Income taxes	$-		$-

Non-cash investing and financing activities:
Salaries conversion to common stock	$536,251		$-
Conversion of board of directors accrued compensation to common stock	$972,500		$-
Conversion of notes payable and accrued interest to shareholder and related parties to preferred stock C and D	$7,284,721		$-
Conversion of vendor accounts payable to common shares			$739,002
Conversion of vendor accounts payable to preferred stock C	$1,583,000		$-
Shares issued from stock payable	$83,555		$-
Common Shares issued for debt inducement	$177,750		$-
Series D Preferred Shares issued for debt inducement	$250,000		$-
Dividends payable	$204,555	$

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited interim consolidated financial statements as of and for the three and six months ended June 30, 2025 and 2024 have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q. Accordingly, they do not include all of the information and notes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. All intercompany balances and transactions have been eliminated in consolidation. Operating results for the three and six months ended June 30, 2025 are not necessarily indicative of the results that may be expected for any future periods or the year ending December 31, 2025. The accompanying unaudited consolidated financial statements should be read in conjunction with the Company’s 2024 Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on May 9, 2025.

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company had an accumulated deficit of approximately $78.1 million at June 30, 2025, and had a net loss of $39.2 million for the six months ended June 30, 2025. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

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

Principles of Consolidation and Reporting

The accompanying consolidated financial statements include the accounts of Limitless X Holdings Inc. (a holding company) and its wholly owned operating subsidiaries: Limitless X, Inc. Limitless X Films, Inc., and Prime Time Live, Inc. (collectively, the “Company”). All intercompany balances have been eliminated during consolidation.

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

The Company’s other businesses Limitless Films, Inc. (formed December 2024), XocelForte Therapeutics Inc. (formed in Augusts 2024), Limitless Entertainment, Inc. (December 2024), Limitless Digital Assets, Inc. (formed in December 2024) and Limitless Living Inc. (formed in December 2024) did not have any transactions during 2024 and limited transactions during the six months ended June 30, 2025.

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

Advertising and Marketing

Advertising and marketing costs are charged to expense as incurred. Advertising and marketing costs were $76,287 and $675,632 for the three months ended June 30, 2025 and 2024, respectively, and $267,421 and $1,397,310 for the six months ended June 30, 2025 and 2024, respectively, are included in operating expenses in the accompanying statements of operations.

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

Service revenue consists of digital marketing revenue. Revenue related to digital marketing is recognized over time as services are provided to the customer. The Company sells digital marketing, digital and print design, social media marketing, and direct-to-consumer marketing and thus uses standalone selling prices as the basis for revenue. Payment for digital marketing services is typically received at the point when control transfers to the customer or in accordance with payment terms customary to the business. There was no deferred revenue related to services revenue as of June 30, 2025 and December 31, 2024.

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

Earnings (Loss) per Share

The Company calculates earnings per share in accordance with Financial Accounting Standards Board (“FASB”) ASC 260, Earnings Per Share, which requires a dual presentation of basic and diluted earnings per share. Basic earnings per share (“EPS”) is computed by dividing earnings (losses) attributable to common shareholders by the weighted average number of common shares outstanding for the periods. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The Company had a loss for the three and six months ended June 30, 2025 and 2024.

Equity Based Payments

The Company accounts for equity-based payment accruals under authoritative guidance as set forth in the Topics of the ASC. The guidance requires all equity-based payments to employees and non-employees, including grants of employee and non-employee stock options and warrants, to be recognized in the consolidated financial statements based at their fair values. The Company applies the provisions of ASC 718, “Compensation - Stock Compensation,” using a modified prospective application, and the Black-Scholes model to value stock options. Under this application, the Company records compensation expense for all awards granted. Compensation costs will be recognized over the period that an employee provides service in exchange for the award. During the three and six months ended June 30, 2025 and 2024, the Company granted no securities under its 2020 Stock Incentive Plan, 2022 Restricted Stock Plan, and 2022 Stock Option Plan.

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

The Company purchases inventories from a few suppliers, and the Company’s one largest supplier accounted for 99% of total purchases for the three months ended June 30, 2025 and 2024, respectively.

The Company purchases inventories from a few suppliers, and the Company’s one largest supplier accounted for 99% of total purchases for the six months ended June 30, 2025 and 2024, respectively.

Operating Lease

In accordance with ASC 842, Leases, the Company determines whether an arrangement contains a lease at inception. A lease is a contract that provides the right to control an identified asset for a period of time in exchange for consideration. For identified leases, the Company determines whether it should be classified as an operating or finance lease. Operating leases are recorded in the balance sheet as: right-of-use asset (“ROU asset”) and operating lease liability. ROU asset represents the Company’s right to use an underlying asset for the lease term and lease liability represents the Company’s obligation to make lease payments arising from the lease. ROU assets and operating lease liabilities are recognized at the commencement date of the lease and measured based on the present value of lease payments over the lease term. The ROU asset also includes deferred rent liabilities. The Company’s lease arrangements generally do not provide an implicit interest rate. As a result, in such situations the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The Company includes options to extend or terminate the lease when it is reasonably certain that it will exercise that option in the measurement of its ROU asset and liability. Lease expense for the operating lease is recognized on a straight-line basis over the lease term. The Company has month-to-month lease as of June 30, 2025.

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

NOTE 3 – LOAN RECEIVABLE

On January 24, 2025, the Company entered into a loan agreement whereby the Company provided a loan of $1,000,000 to a third-party with interest at 12.5% per annum due within 90 days from the date of the agreement with unpaid accrued interest. On June 30, 2025, the Company entered into an addendum whereby the Company provided an extension extending the loan maturity date to September 15, 2025. As a result of this extension, the borrower provided $25,000 on June 30, 2025 which was recorded as interest income for the six months ended June 30, 2025.

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

As of June 30, 2025 and December 31, 2024, royalty payables were $249,036 and $220,535, respectively.

NOTE 5 – NOTE PAYABLE

On March 1, 2021, an individual loaned Prime Time Live, Inc. $35,000 in exchange for an unsecured promissory note, with interest at a rate of 10% per annum, and a maturity date of March 1, 2022, which was then extended to May 31, 2023. Interest is due and payable on the first day of each month. As of June 30, 2025 and December 31, 2024, the balance was $35,000.

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

February 11, 2022 – $150,000

On February 11, 2022, the Company entered into a Loan Authorization and Agreement for a loan of $150,000 from a shareholder, the proceeds of which were to be used for working capital purposes. Beginning on June 1, 2022, the loan required a payment of $12,910 per month, which included principal and interest with an interest rate of 6% per annum. The total balance of principal and interest of $154,920 was converted to preferred C shares during the six months ended June 30, 2025.

May 8, 2022 – $550,000

On May 8, 2022, the Company entered into a Loan Authorization and Agreement for a loan of $550,000 from a shareholder, the proceeds of which were to be used for working capital purposes. Beginning on June 1, 2022, the loan required a payment of $47,337 per month, which included principal and interest with an interest rate of 6% per annum. The total balance of principal and interest of $568,038 was converted to preferred C shares during the six months ended June 30, 2025.

May 16, 2022 – $1,100,000

On May 16, 2022, the Company entered into a Loan Authorization and Agreement for a loan of $1,100,000 from a shareholder, the proceeds of which were to be used for working capital purposes. Interest began accruing at the rate of 8.5% per annum on June 17, 2022 was converted to preferred C shares during the six months ended June 30, 2025.

May 18, 2022 – $450,000

On May 18, 2022, the Company entered into a Loan Authorization and Agreement for a loan of $450,000 from a shareholder, the proceeds of which were to be used for working capital purposes. Interest began accruing at the rate of 8.5% per annum on June 19, 2022 and was due on May 18, 2023. During the six months ended June 30, 2025, approximately $300,000 of this amount including accrued interest was converted to preferred C shares and $150,000 including accrued interest was converted to preferred D shares.

June 1, 2022 – $500,000

On June 1, 2022, the Company entered into a Loan Authorization and Agreement for a loan of $500,000 from a shareholder, the proceeds of which were to be used for working capital purposes. Beginning on August 1, 2022, the loan required a payment of $43,494 per month, which included principal and interest with an interest rate of 8% per annum. The total balance of principal and interest of $521,931 was due on July 1, 2023. During the six months ended June 30, 2025, this amount including accrued interest was converted to preferred D shares.

June 30, 2022 – $922,028

On September 30, 2022, the Company entered into a Loan Authorization and Agreement for a loan of $922,028 from a shareholder, the proceeds of which were to be used for working capital purposes. Beginning on August 1, 2022, the loan required a payment of $80,206 per month, which included principal and interest with an interest rate of 8% per annum. The total balance of principal and interest of $962,469 was due on August 1, 2023. During the six months ended June 30, 2025, this amount including accrued interest was converted to preferred D shares.

August 25, 2022 – $290,000

On August 25, 2022, the Company entered into a Loan Authorization Agreement for a loan of $290,000 from a shareholder, the proceeds of which were to be used for working capital purposes. The loan has an interest rate of 10% per annum and is due on demand. During the six months ended June 30, 2025, this amount including accrued interest was converted to preferred D shares.

November 15, 2022 – $450,000

On November 15, 2022, the Company entered into a Loan Authorization and Agreement for a loan of $450,000 from a shareholder, the proceeds of which were to be used for working capital purposes. The loan has an interest rate of 10% per annum and is due on demand. During the six months ended June 30, 2025, this amount including accrued interest was converted to preferred D shares.

May 16, 2023 – $150,000

On May 16, 2023, the Company entered into a Loan Authorization and Agreement for a loan of $150,000 from a shareholder, the proceeds of which were to be used for working capital purposes. The loan has an interest rate of 10% per annum and is due on demand. During the six months ended June 30, 2025, this amount including accrued interest was converted to preferred D shares.

May 18, 2023 – $50,000

On May 18, 2023, the Company entered into a Loan Authorization and Agreement for a loan of $50,000 from a shareholder, the proceeds of which were to be used for working capital purposes. The loan has an interest rate of 10% per annum and is due on demand. During the six months ended June 30, 2025, this amount including accrued interest was converted to preferred D shares.

June 5, 2023 – $150,000

On June 5, 2023, the Company entered into a Loan Authorization and Agreement for a loan of $150,000 from a shareholder, the proceeds of which were to be used for working capital purposes. The loan has an interest rate of 10% per annum and is due on demand. During the six months ended June 30, 2025, this amount including accrued interest was converted to preferred D shares.

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

During the six months ended June 30, 2025, this amount including accrued interest was converted to preferred D shares.

March 21, 2025 – $500,000

On March 21, 2025, the Company entered into a Loan Authorization and Agreement for a loan of $500,000 from a shareholder, the proceeds of which were to be used for working capital purposes. The loan has an interest rate of 12.5% per annum and is due within 6 months from the date of the agreement. Furthermore, the Company is required to issue 10,000 preferred C shares (issued on April 10, 2025) and 225,000 common stock shares (issued on April 10, 2025) under the agreement. These shares were calculated at fair value at the date of issuance and the Company recorded interest expense of $427,750. This loan balance was converted to preferred stock C during the six months ended June 30, 2025.

NOTE 7 – NOTES PAYABLE TO RELATED PARTIES

Notes payable to related parties consisted of the following:

	June 30,	December 31,
	2025	2024

May 10, 2022 ($12,500)	$12,500	$12,500
May 10, 2022 ($12,500)	12,500	12,500
May 10, 2022 ($20,000)	20,000	20,000
May 31, 2022 ($5,000)	5,000	5,000
May 31, 2022 ($15,000)	15,000	15,000
June 9, 2022 ($15,000)	15,000	15,000
March 27, 2024 ($100,000)	-	100,000
April 22, 2024 ($49,139)	-	45,763
April 26, 2024 ($45,000)	-	45,000
June 25, 2024 ($32,000)	-	32,000
June 28, 2024, 2024 ($25,000)	-	15,000
March 15, 2024 ($419,428)	-	118,984
June 9, 2025 and June 11, 2025 ($100,000)	100,000
January 24, 2025 ($1,000,000)	1,000,000	-

Total notes payable to related parties (current)	$1,180,000	$436,747

●	May 10, 2022 - $12,500

On May 10, 2022, a related party of the Company loaned Prime Time Live, Inc. $12,500 in exchange for a promissory note that includes interest at the rate of 10% per annum on the unpaid principal balance, with all unpaid principal and interest due on or before May 10, 2023. Interest began accruing on May 10, 2022. As of June 30, 2025 and December 31, 2024, the loan is due upon demand.

●	May 10, 2022 - $12,500

On May 10, 2022, a related party of the Company loaned Prime Time Live, Inc. $12,500 in exchange for a promissory note that includes interest at the rate of 10% per annum on the unpaid principal balance with all unpaid principal and interest due on or before May 10, 2023. Interest began accruing on May 10, 2022. As of June 30, 2025 and December 31, 2024, the loan is due upon demand.

●	May 10, 2022 - $20,000

On May 10, 2022, a related party of the Company loaned Prime Time Live, Inc. $20,000 in exchange for a promissory note that included interest at the rate of 10% per annum on the unpaid principal balance with all unpaid principal and interest due on or before May 10, 2023. Interest began accruing on May 10, 2022. As of June 30, 2025 and December 31, 2024, the loan is due upon demand.

●	May 31, 2022 - $5,000

On May 31, 2022, a related party of the Company loaned Prime Time Live, Inc. $5,000 in exchange for a promissory note that included interest at the rate of 10% per annum on the unpaid principal balance with all unpaid principal and interest due on or before May 31, 2023. Interest began accruing on May 31, 2022. As of June 30, 2025 and December 31, 2024, the loan is due upon demand.

●	May 31, 2022 - $15,000

On May 31, 2022, a related party of the Company loaned Prime Time Live, Inc. $15,000 in exchange for a promissory note that included interest at the rate of 10% per annum on the unpaid principal balance with all unpaid principal and interest due on or before May 31, 2023. Interest began accruing on May 31, 2022. As of June 30, 2025 and December 31, 2024, the loan is due upon demand.

●	June 9, 2022 - $15,000

On June 9, 2022, the Company loaned share holder of the company $15,000 in exchange for a promissory note that included interest at the rate of 10% per annum on the unpaid principal balance with all unpaid principal and interest due on or before May 10, 2023. Interest began accruing on May 10, 2022. As of June 30, 2025 and December 31, 2024, the loan is due upon demand.

●	March 15, 2024 - $419,428

On March 12, 2024, Emblaze One, a company owned by the shareholder of the company, a related party, provided $419,428 as a loan that includes interest at the rate of 10% per annum on the unpaid principal balance, with all unpaid principal and interest due on demand. The balance was $118,984 as of December 31, 2024. The amount including interest was converted to preferred stock C during the six months ended June 30, 2025.

●	March 27, 2024 - $100,000

On March 12, 2024, EM1 Capital, a company owned by the shareholder of the company, a related party, provided $100,000 as a loan that includes interest at the rate of 10% per annum on the unpaid principal balance, with all unpaid principal and interest due on demand. The amount including interest was converted to preferred stock C during the six months ended June 30, 2025.

●	April 22, 2024 - $49,139

On April 22, 2024, EM1 Capital, a company owned by the shareholder of the company, a related party, provided $49,139 as a loan that includes interest at the rate of 10% per annum on the unpaid principal balance, with all unpaid principal and interest due on demand. The amount including interest was converted to preferred stock C during the six months ended June 30, 2025.

●	April 26, 2024 - $45,000

On April 26, 2024, EM1 Capital, a company owned by the shareholder of the company, a related party, provided $45,000 as a loan that includes interest at the rate of 10% per annum on the unpaid principal balance, with all unpaid principal and interest due on demand. The amount including interest was converted to preferred stock C during the six months ended June 30, 2025.

●	June 25, 2024 - $32,000

On June 25, 2024, EM1 Capital, a company owned by the shareholder of the company, a related party, provided $32,000 as a loan that includes interest at the rate of 10% per annum on the unpaid principal balance, with all unpaid principal and interest due on demand. The amount including interest was converted to preferred stock C during the six months ended June 30, 2025.

●	June 28, 2024 - $25,000

On June 28, 2024, EM1 Capital, a company owned by the shareholder of the company, a related party, provided $25,000 as a loan that includes interest at the rate of 10% per annum on the unpaid principal balance, with all unpaid principal and interest due on demand. The amount including interest was converted to preferred stock C during the six months ended June 30, 2025.

●	March 24, 2025 - $163,515

On March 24, 2025, Emblaze One, a company owned by the shareholder of the company, a related party, provided $163,515 as a loan that includes interest at the rate of 10% per annum on the unpaid principal balance, with all unpaid principal and interest due on demand. The amount including interest was converted to preferred stock C during the six months ended June 30, 2025.

●	June 9, 2025 - $100,000

On June 9, 2025, EM1 Capital, a company owned by the shareholder of the company, a related party, provided $25,000 as a loan that includes interest at the rate of 15% per annum on the unpaid principal balance, with all unpaid principal and interest due on December 9, 2025.

On June 11, 2025, EM1 Capital, a company owned by the shareholder of the company, a related party, provided $75,000 as a loan that includes interest at the rate of 15% per annum on the unpaid principal balance, with all unpaid principal and interest due on December 11, 2025.

●	January 24, 2025 - $1,000,000

On March 24, 2025, EM1 Capital, a company owned by the shareholder of the company, a related party, provided $1,000,000 as a loan that includes interest at the rate of 12.5% per annum on the unpaid principal balance, with all unpaid principal and interest due within 90 days. In July 2025, the loan was extended until September 2025.

NOTE 8 – LOANS PAYABLE

The Company entered into a loan payable agreement in July 2024 in the amount of $360,000 with a lender. The loan has interest rate of 15.51% per annum. The loan is an fully amortizable loan with maturity of 18 months. The loan is secured by the Company’s merchant account receivables. Loan payable amount was $238,483 and $240,133 as of June 30, 2025 and December 31, 2024, respectively.

The Company entered into a loan payable agreement in May 2025 in the amount of $105,000 with a lender. The loan is payable $5,475 weekly with 28 payments which totals $153,300 maturing on November 11, 2025. The loan is secured by the Company’s merchant account receivables. Loan payable amount was net $78,750 after net unamortized debt discount of $34,500 as of June 30, 2025.

NOTE 9 – STOCKHOLDERS’ DEFICIT

Common Stock

As of June 30, 2025 and December 31, 2024, the Company has 300,000,000 authorized shares of common stock par value $0.0001 per share.

Preferred Stock

As of June 30, 2025 and December 31, 2024, the Company has authorized 30,000,000 shares of preferred stock, 500,000 shares of which were designated as Class A Convertible Preferred Stock (“Class A Preferred Stock”). and 11,000,000 shares of which were designated as Class B Convertible Preferred Stock.

Class A Convertible Stock

As of June 30, 2025 and December 31, 2024, there were a total of 500,000 shares of Class A Preferred Stock issued and outstanding. The Class A Preferred Stock, when voting as a single class, has the votes of at least 60% of the voting power of the Company. Further, the holder of the Class A Preferred Stock can convert one share of Class A Preferred Stock into two shares of the Company’s common stock, subject to adjustment. In addition, the holder of the Class A Preferred Stock is entitled to a liquidation preference of the Company senior to all other securities of the Company.

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

During the six months ended June 30, 2025, the Company issued the following Class C Convertible Stock:

●	Pursuant to the conversion agreement, the notes payable to shareholder including accrued interest in the amount of $2,824,253 was converted to 201,572 shares of Class C Preferred Stock. The conversion amount of Class C Preferred Stock was $20,157,200 at the date of conversion. The Company recognized loss from settlement of debt in the amount of $17,332,947 during the six months ended June 30, 2025.

●	The Company issued 5,000 shares of Class C Preferred Stock to Limitless Performance, Inc., related to settlement of license related to manufacturing and distributorship. The company recognized stock compensation expense of $500,000 during the three months ended March 31, 2025 which was the fair value based on common stock trading price at the date of conversion.

●	Pursuant to the conversion agreement, the notes payable to related party including accrued interest in the amount of $1,085,468 was converted to 97,692 shares of Class C Preferred Stock. The conversion amount of Class C Preferred Stock was $9,769,200 at the date of conversion. The Company recognized loss from settlement of debt in the amount of $8,683,732 during the six months ended June 30, 2025.

●	The Company issued 25,000 shares of Class C Preferred Stock to consultant for services. The Company recognized stock compensation expense of $1,037,500 during the three months ended March 31, 2025 which was the fair value based on common stock trading price at the date of conversion.

●	Pursuant to the conversion agreement, the vendor accounts payable of $1,583,000 was converted to 15,830 shares of Class C Preferred Stock. The conversion amount of Class C Preferred Stock was $1,583,000 at the date of conversion which was fair value based on common stock trading at the date of conversion. As a result, no gain or loss was recognized.

As a result of converting various related party notes payable to preferred C shares, the Company recognized total loss from settlement of debt as summarized below:

Six Months Ended June 30,
2025

Conversion of $2,824,253 notes payable to shareholder	$17,332,947
Conversion of $1,085,468 notes payable to related party	8,683,732

Total loss from settlement of notes payable to shareholder and related parties	$26,016,679

Class D Convertible Preferred Stock

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

During the six months ended June 30, 2025, the Company issued the following Class D Convertible Stock:

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

During the six months ended June 30, 2025, the Company accrued dividends of $204,555.

Class D Convertible Preferred Stock Issuable

On April 14, 2025, the Company entered into a Class D Convertible Preferred Stock agreement whereby the Company will issue 260,214 to related parties. These Class D Convertible Preferred Stock were issued on July 18, 2025.

The Company recorded 260,214 preferred D shares at $6,505,350 or $25 per share which is deemed at fair value as the previous conversion rate for notes payable to shareholder was at $25 per share and recorded loss on settlement of debt in the amount of $6,505,350 for the six months ended June 30, 2025.

Settlement of Debt Reconciliation:

The Company recorded settlement of debt as follows:

Six Months Ended June 30,
2025

Conversion of $2,824,253 notes payable to shareholder – Class C Convertible Stock	$17,332,947
Conversion of $1,085,468 notes payable to related party – Class C Convertible Stock	8,683,732
Conversion of accrued compensation to common stock	589,989
Conversion of directors’ compensation to common stock	680,750
Conversion of notes payable to shareholder – Class D Convertible stock issuable	6,505,350

Total loss from settlement of debt	$33,792,768

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

The Company granted and issued the following stock options during the six months ended June 30, 2025:

○	The Company granted and issued 708,333 shares of common stock under the 2022 Stock Option Plan to its employees during the three months ended March 31, 2025. Under the stock option grant, these shares were fully vested at the time of issuance with no exercise price. The common stock share trading price was $0.52 per share at the time of issuances and the Company recognized $365,641 as stock compensation expense during the three months ended March 31, 2025. No compensation expense related to these shares were recognized during the three months ended June 30, 2025.

The Company did not have any stock options outstanding as of June 30, 2025 as the previously issued stock options were immediately vested, exercised, and issued.

●	Restricted Stock Plan

Effective August 9, 2022, the Company adopted its 2022 Restricted Stock Plan (the “2022 Restricted Stock Plan”). Under the 2022 Restricted Stock Plan, the Board of Directors may grant restricted stock to officers, directors, and key employees. A total of 833,333 shares of common stock is reserved for the 2022 Restricted Stock Plan.

The Company granted and issued the following restricted stock during the six months ended June 30, 2025:

○	The Company granted and issued 833,333 shares of common stock under the 2022 Restricted Stock Plan to its employees during the six months ended June 30, 2025. Under the plan, these shares were fully vested at the time of issuance with no exercise price. The common stock share trading price was $0.52 per share at the time of issuances and the Company recognized $430,166 as stock compensation expense during the six months ended June 30, 2025 and none during the three months ended June 30, 2025.

The Company did not have any restricted stock options outstanding as of June 30, 2025 as the previously issued stock options were immediately vested, exercised, and issued.

Stock Compensation - Others

At time to time, the Company issues common stock to its Board of Directors, outside service providers or consultants.

The Company had the following common stock issuances during the six months ended June 30, 2025:

●	Issuances of Shares for Accrued Board of Directors Compensation Settlement – The Company issued 1,945,000 common stock shares to its Board of Directors for prior year services of which the Company had accrued $972,500 as accrued board compensation at December 31, 2024. The accrued amount of $972,500 was settled with issuance of 1,945,000 common shares. As a result, the Company recorded a loss on debt settlement of $680,750 based on fair value during the six months ended June 30, 2025.

●	Issuances of Shares for Board of Directors Compensation – The Company issued 220,000 common stock shares to its Board of Directors for its services. The common stock share trading price was $1.00 per share at the time of issuance and the Company recognized $220,000 as stock compensation expense during the three months ended March 31, 2025 and none during the three months ended June 30, 2025.

●	Issuances of Shares to Consultants for Services – The Company issued 578,757 common stock shares to consultants. Some of these consultants require entire year of 2025 services, therefore, some of stock compensation expense of $403,518 was recorded as prepaid at March 31, 2025. The prepaid amount was $58,073 at March 31, 2025 and is recorded as prepaid expenses in the consolidated balance sheets and none during the three months ended June 30, 2025.

●	Issuances of Shares for Conversion of Vendor Debt – The Company issued 739,002 common stock shares to settle vendor debt valued at $739,002 during three months ended June 30, 2025.

●

Issuances of Shares to Consultants for Services – On June 12, 2025, the Company entered into a consulting agreement with a consultant whereby the Company will issue 600,000, restricted shares as a consulting fee of the Company’s common stock to the consultant to be delivered over 12 months as follows: 200,000 shares to be delivered to the Company’s transfer agent in the Consultant’s name upon signing the contract. 400,000 restricted, Company, common shares to be delivered over 12 months as follows: Earned and vested monthly starting at the end of month 4 through 11 in 44,444 equal share increments. In month twelve, 44,448 shares shall be earned and vested. The Company expensed common shares pro-ratably over the service period and recorded stock compensation expense of $136,183 for shares vested and issued of 222,220 shares for the six months ended June 30, 2025 and $20,070 for shares vested and issuable of 44,448 as of June 30, 2025 and for the six months ended June 30, 2025. The Company issued 133,332 shares from shares issuable from December 31, 2024 during the six months ended June 30, 2025.

●	Issuances of Shares for Accrued Salaries Settlement – The Company issued 1,340,598 common stock shares to its employees for prior year accrued wages of $536,251. The accrued amount of $536,251 was settled with issuance of 1,340,598 common shares. As a result, the Company recorded a loss on debt settlement of $589,989 based on fair value during the six months ended June 30, 2025.

●	Common Stock and Preferred D Shares Issuable from Additional Borrowings from Notes Payable to Shareholder ($500,000) – On March 21, 2025, the Company entered into a Loan Authorization and Agreement for a loan of $500,000 from a shareholder, the proceeds of which were to be used for working capital purposes. The loan has an interest rate of 12.5% per annum and is due within 6 months from the date of the agreement. Furthermore, the Company is required to issue 10,000 preferred C shares (issued on April 10, 2025) and 225,000 common stock shares (issued on April 10, 2025) under the agreement. These shares were calculated at fair value at the date of issuance and the Company recorded interest expense of $427,750. The $500,000 was converted to preferred stock C during the six months ended June 30, 2025.

NOTE 11 – RELATED PARTY TRANSACTIONS

The Company had the following related party transactions:

●	Royalty Payables – Limitless Performance Inc. (“LPI”), SMILZ INC. (“Smiles”), DIVATRIM INC. (“Divatrim”), and AMAROSE INC. (“Amarose,” and collectively with LPI, Smiles, and Divatrim, the “Licensors”) are all companies at least 50% owned by a shareholder of the Company. On December 1, 2021, the Company entered into manufacturing and distributorship license agreements (each, a “License Agreement”) with each of the Licensors to distribute each of the Licensors’ respective products and for payments to such Licensor for its product designs and distribution rights. Pursuant to the License Agreements, and each of them, the Company agreed to pay to such Licensors royalty payments equal to 4.00% of gross sales, excluding returns, chargebacks, and other such allowances. On October 1, 2023, the Company terminated each of the License Agreements; however, the Company maintained its license for NZT-48 with LPI. As of June 30, 2025 and December 31, 2024, the royalty payable was $249,036 and $220,535, respectively.

●	Notes Payable to Shareholder – The Company had various notes payable with its shareholder who is the Chief Executive Officer of the Company. As of June 30, 2025 and December 31, 2024, the Company had $0 and $5,144,460 outstanding. The amount outstanding at December 31, 2024 was converted to preferred C and D shares during the six months ended June 30, 2025. Refer to Note 8.

●	Notes Payable to Related Parties – The Company entered into various notes payable with shareholders of the Company. As of June 30, 2025 and December 31, 2024, the Company had $0 and $436,747 outstanding, respectively. The amount outstanding at December 31, 2024 was converted to preferred C shares during the six months ended June 30, 2025. Refer to Note 8.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

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

NOTE 13 – SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred after June 30, 2025. During this period, the Company did not have any material recognizable subsequent events required to be disclosed other than the following:

●	On July 16, 2025, the Company issued 740,000 common shares from conversion of class C shares of 7,400 which had 100 to 1 conversion rate.

●	On July 21, 2025, the Company issued 100,000 common shares to consultant for sponsorship agreement in July 2025.

●	On July 22, 2025, the Company issued 520,000 common shares to related parties for settlement of debt of $250,000 which relates to July 11, 2025 debt.

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

On June 10, 2022, Bio Lab changed its name to Limitless X Holdings Inc. (“we,” “us,” or “our”).

RESULTS OF OPERATION

For the Three Months Ended June 30, 2025 Compared to the Three Months Ended June 30, 2024:

	(Unaudited)
	Three Months Ended June 30,
			(restated)
	2025		2024		Changes
		% of		% of
	Amount	Sales	Amount	Sales	Amount	%
Revenue
Product sales	$302,592	100.0%	$1,405,951	100.0%	$(1,103,359)	-78.5%
Total revenue	302,592	100.0%	1,405,951	100.0%	(1,103,359)	-78.5%

Cost of sales
Cost of sales	86,840	28.7%	413,201	29.4%	(326,361)	-79.0%
Total cost of sales	86,840	28.7%	413,201	29.4%	(326,361)	-79.0%

Gross profit	215,752	71.3%	992,750	70.6%	(776,998)	-78.3%

Operating expenses:
General and administrative	325,395	107.5%	348,093	24.8%	(22,698)	-6.5%
Advertising and marketing	76,287	25.2%	675,632	48.1%	(599,345)	-88.7%
Salaries and compensation	591,369	195.4%	490,397	34.9%	100,972	20.6%
Total operating expenses	993,051	328.2%	1,514,122	107.7%	(521,071)	-34.4%

Income (loss) from operations	(777,299)	-256.9%	(521,372)	-37.1%	(255,927)	49.1%

Other income (expense)
Interest expense	(18,318)	-6.1%	(131,341)	-9.3%	113,023	-86.1%
Other income	58,460	19.3%	17,500	1.2%	40,960	234.1%
Gain (Loss) on debt settlement	(3,866,368)	-1277.7%	(17,667)	-5.8%	(3,848,701)	21784.7%
Total other income (expense), net	(3,826,226)	-1264.5%	(131,508)	-9.4%	(3,694,718)	2809.5%

Income (loss) before income tax provision	(4,603,525)	-1521.4%	(652,880)	-46.4%	(3,950,645)	605.1%

Income tax provision	-	0.0%	915	0.1%	(915)	-100.0%

Net income (loss)	$(4,603,525)	-1521.4%	$(653,795)	-46.5%	$(3,949,730)	604.1%

Product Sales – Our product sales decreased by $1.1 million to $0.3 million for the three months ended June 30, 2025 as compared to $1.4 million for the three months ended June 30, 2024. In 2024, there was a shift in our marketing and selling strategies, including a change in performance marketers and platforms, which resulted in the decrease of product sales.

Cost of Sales – Our cost of sales decreased from $0.4 million, or 29.4% of sales, in the three months ended June 30, 2024 to $0.1 million, or 28.7% of sales, in the three months ended June 30, 2025. As operations decreased during the period, so did our costs for freight, inventory, and other supplies.

Operating Expenses – During the three months ended June 30, 2025, we recognized $1.0 million in operating expenses compared to $1.5 million for the three months ended June 30, 2024. The decrease of $0.5 million was primarily due decrease in advertising and marketing spendings of $0.6 million.

Other Income or Expense – During the three months ended June 30, 2025, the Company also recorded interest expense of approximately $18,000 and a gain on debt settlement of $2.9 million during the three months ended June 30, 2025 compared to $0.1 million of interest expense during the three months ended June 30, 2024.

For the Six Months Ended June 30, 2025 Compared to the Six Months Ended June 30, 2024:

	(Unaudited)
	Six Months Ended June 30,
			(restated)
	2025		2024		Changes
		% of		% of
	Amount	Sales	Amount	Sales	Amount	%
Revenue
Product sales	$554,528	100.0%	$2,428,476	100.0%	$(1,873,948)	-77.2%
Total revenue	554,528	100.0%	2,428,476	100.0%	(1,873,948)	-77.2%

Cost of sales
Cost of sales	204,034	36.8%	654,803	27.0%	(450,769)	-68.8%
Total cost of sales	204,034	36.8%	654,803	27.0%	(450,769)	-68.8%

Gross profit	350,494	63.2%	1,773,673	73.0%	(1,423,179)	-80.2%

Operating expenses:
General and administrative	3,917,196	706.4%	884,906	36.4%	3,032,290	342.7%
Advertising and marketing	267,421	48.2%	1,397,310	57.5%	(1,129,889)	-80.9%
Salaries and compensation	1,175,220	211.9%	987,585	40.7%	187,635	19.0%
Total operating expenses	5,359,837	966.6%	3,269,801	134.6%	2,090,036	63.9%

Income (loss) from operations	(5,009,343)	-903.4%	(1,496,128)	-61.6%	(3,513,215)	234.8%

Other income (expense)
Interest expense	(481,715)	-86.9%	(232,305)	-9.6%	(249,410)	107.4%
Other income	60,888	11.0%	15,077	0.6%	45,811	303.8%
Gain (Loss) on debt settlement	(33,792,768)	-6094.0%	(17,667)	-0.7%	(33,775,101)	191176.2%
Total other income (expense), net	(34,213,595)	-6169.9%	(234,895)	-9.7%	(33,978,700)	14465.5%

Income (loss) before income tax provision	(39,222,938)	-7073.2%	(1,731,023)	-71.3%	(37,491,915)	2165.9%

Income tax provision	-	0.0%	915	0.0%	(915)	n/a

Net income (loss)	$(39,222,938)	-7073.2%	$(1,731,938)	-71.3%	$(37,491,000)	2164.7%

Product Sales - Our product sales decreased by $1.9 million to $0.5 million for the six months ended June 30, 2025 as compared to $2.4 million for the six months ended June 30, 2024. In 2024, there was a shift in our marketing and selling strategies, including a change in performance marketers and platforms, which resulted in the decrease of product sales.

Cost of Sales - Our cost of sales decreased from $0.7 million, or 27.0% of sales, in the six months ended June 30, 2024 to $0.2 million, or 36.8% of sales, in the six months ended June 30, 2025. As operations decreased during the period, so did our costs for freight, inventory, and other supplies.

Operating Expenses - During the six months ended June 30, 2025, we recognized $5.4 million in operating expenses compared to $3.3 million for the six months ended June 30, 2024. The increase of $2.1 million in operating expenses was primarily due to stock compensation expense of approximately $3.3 million recorded in the six months ended June 30, 2025 and none in the previous same period and off-set by decrease in advertising and marketing expenses of $1.1 million.

Other Income or Expense - During the six months ended June 30, 2025, we had loss on settlement of debt due to conversion of loans payable to shareholders in the amount of $33.8 million compared to none in prior year same quarter. The Company also recorded interest expense of $0.5 million during the six months ended June 30, 2025 compared to $0.2 million during the six months ended June 30, 2024.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

During the six months ended June 30, 2025, net cash used in operating activities was $0.9 million. The cash used in operating activities was primarily due to net loss of approximately $38.9 million and off-set by loss on settlement of debt of $27.0 million and stock compensation expense of $9.6 million.

Investing Activities

During the six months ended June 30, 2025, net cash used in investing activities was $1.0 million. The cash used in investing activities was primarily due to loan provided through loan receivable.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2025 was $2.0 million. This amount was incurred by increased borrowings from a stockholder and related parties.

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

Based on management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as a result of the material weakness described below, as of June 30, 2025, our disclosure controls and procedures were not effective. Our disclosure controls were not designed at a reasonable assurance level and are ineffective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURE

Not Applicable.

ITEM 5. OTHER INFORMATION

Our directors and executive officers may from time to time enter into plans or other arrangements for the purchase or sale of our common stock that are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or may represent a non-Rule 10b5-1 trading arrangement under the Exchange Act. During the six ended June 30, 2025, no such plans or other arrangements were adopted or terminated.

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

LIMITLESS X HOLDINGS INC.
(Registrant)

Dated: August 14, 2025	By:	/s/ Jaspreet Mathur
Jaspreet Mathur
(Chief Executive Officer,
Principal Executive Officer)

Dated: August 14, 2025	By:	/s/ Benjamin Chung
Benjamin Chung
(Chief Financial Officer, Principal Financial Officer and Principal Accounting Officer)

