Form 10-Q
period 2025-09-30
Limitless X Holdings Inc.
filed 2025-11-19
CIK 1803977

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of November 17, 2025, there were 16,907,006 shares of the registrant’s common stock, $0.0001 par value, issued and outstanding.

i

LIMITLESS X HOLDINGS INC.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

LIMITLESS X HOLDINGS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	September 30,	December 31,
	2025	2024

ASSETS
Current Assets:
Cash	$51,652	$53,549
Accounts receivables, net	-	24,984
Inventories	88,039	18,415
Prepaid expenses	32,533	11,700
Total current assets	172,224	108,648

Non-Current Assets:
Property and equipment, net	740	980
Other assets	10,985	11,208
Total non-current assets	11,725	12,188

Total assets	$183,949	$120,836

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	$2,547,734	$6,024,556
Accrued interest	118,025	1,035,842
Royalty payable	-	220,535
Refunds and chargeback payable	7,924	55,296
Note payable	35,000	35,000
Notes payable to shareholder	-	5,144,460
Notes payable to related parties	188,523	436,747
Loans payable, net of unamortized debt discount of $45,000 and $0, respectively	273,678	240,133
Total current liabilities	3,170,884	13,192,569

Total liabilities	3,170,884	13,192,569

Commitments and contingencies

Preferred Stock B - $0.0001 par value; 30,000,000 authorized shares; 1,062,712 shares issued and outstanding, respectively	1,742,953	1,742,953

Stockholders’ deficit
Preferred Stock A - $0.0001 par value; 30,000,000 authorized shares; 500,000 shares issued and outstanding	50	50
Preferred Stock C - $0.0001 par value; 30,000,000 authorized shares; 337,694 shares issued and outstanding	5,374,996	-
Preferred Stock D - $0.0001 par value; 30,000,000 authorized shares; 405,214 shares issued and outstanding and none, respectively	10,130,350	-
Common Stock- $0.0001 par value; 300,000,000 authorized shares; 16,900,256 shares and 8,594,681 shares issued and outstanding, respectively	1,690	859
Common stock issuable, 1,091,284 shares and 133,332, respectively	20,175	83,555
Additional paid-in-capital	60,873,785	23,941,779
Accumulated deficit	(81,130,934)	(38,840,929)
Total stockholders’ deficit	(4,729,888)	(14,814,686)

Total liabilities and stockholders’ deficit	$183,949	$120,836

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LIMITLESS X HOLDINGS INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

Net Revenue
Product sales	$247,868	$607,161	$802,396	$3,024,112
Total net revenue	247,868	607,161	802,396	3,024,112

Cost of Revenue
Cost of revenue	59,753	154,287	263,787	797,565
Total cost of sales	59,753	154,287	263,787	797,565

Gross profit	188,115	452,874	538,609	2,226,547

Operating expenses:
General and administrative	701,560	54,620	4,618,756	938,490
Advertising and marketing	208,557	542,081	475,978	1,939,391
Salaries and compensation	520,001	358,250	1,695,221	1,345,835
Total operating expenses	1,430,118	954,951	6,789,955	4,223,716

Loss from operations	(1,242,003)	(502,077)	(6,251,346)	(1,997,169)

Other income (expense)
Interest expense	(134,993)	(194,063)	(616,708)	(420,868)
Other income (expense)	(24,702)	-	36,186	7,902
Gain (Loss) on debt settlement	(1,665,369)	(15,445)	(35,458,137)	(33,112)
Other expense	-	(15,000)	-	(7,825)
Total other income (expense), net	(1,825,064)	(224,508)	(36,038,659)	(453,903)

Loss before income tax provision	(3,067,067)	(726,585)	(42,290,005)	(2,451,072)

Income tax provision	-	-	-	915

Net loss	$(3,067,067)	$(726,585)	$(42,290,005)	$(2,451,987)

Dividends accrued during the period	334,889	-	539,444	-
Dividends forgiven during the period	(539,444)	-	(539,444)
Deemed dividends during the period related to extinguishment of related party preferred stock C from mezzanine to equity	(26,931,904)	-	(26,931,904)	-

Net income (loss) allocable to common shareholders	$24,069,392	$(726,585)	$(15,358,101)	$(2,451,987)

Earnings (Loss) Per Share:
Net income (loss) per common share - basic	$1.45	$(0.17)	$(1.03)	$(0.61)
Net income (loss) per common share - diluted	$0.47	$(0.17)	$(1.03)	$(0.61)

Weighted average number of common shares - basic	16,652,564	4,187,747	14,904,053	4,048,092
Weighted average number of common shares - diluted	51,127,452	4,187,747	14,904,053	4,048,092

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LIMITLESS X HOLDINGS INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Preferred Stock B		Preferred Stock C		Preferred Stock A		Preferred Stock C		Preferred Stock D		Preferred Stock D Issuable		Common Stock		Common Stock Issuable		Additional Paid-In	Additional Paid-In	Accumulated	Total Stockholder’s
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Capital	deficit	Equity

Balance at December 31, 2024	1,062,712	$1,742,953	-	$-	500,000	$50	-	$-	-	$-	-	$-	8,594,681	$859	133,332	$83,555	$-	$23,941,779	$(38,840,929)	$(14,814,686)

Salaries conversion to common stock	-	-	-	-	-	-	-	-	-	-	-	-	1,340,598	134	-	-	-	536,117	-	536,251

Issuances of common stock to board of directors for services - conversion from accrued compensation	-	-	-	-	-	-	-	-	-	-	-	-	1,945,000	195	-	-	-	972,305	-	972,500

Issuances of common stock to board of directors for services	-	-	-	-	-	-	-	-	-	-	-	-	220,000	22	-	-	-	219,978	-	220,000

Consulting services - issuance of common stock	-	-	-	-	-	-	-	-	-	-	-	-	578,757	58	-	-	-	403,460	-	403,518

Restricted stock grants	-	-	-	-	-	-	-	-	-	-	-	-	833,333	83	-	-	-	430,083	-	430,166

Issuances of stock options	-	-	-	-	-	-	-	-	-	-	-	-	708,333	71	-	-	-	365,570	-	365,641

Conversion of notes payable and accrued interest to shareholder to preferred stock C	-	-	193,680	19,368,000	-	-	-	-	-	-	-	-	-	-	-	-	-	2,736,361	-	2,736,361

Conversion of notes payable and accrued interest to shareholder to preferred stock C	-	-	7,892	789,200	-	-	-	-	-	-	-	-	-	-	-	-	-	87,892	-	87,892

Conversion of notes payable and accrued interest to related parties to preferred stock C	-	-	97,692	9,769,200	-	-	-	-	-	-	-	-	-	-	-	-	-	1,085,468	-	1,085,468

Issuance of preferred stock C for services	-	-	25,000	1,037,500	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-

Conversion of vendor accounts payable to preferred stock C	-	-	15,830	1,583,000	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-

Issuances of preferred stock C for compensation	-	-	5,000	500,000	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-

Conversion of notes payable accrued interest to shareholder to preferred stock D	-	-	-	-	-	-	-	-	135,000	3,375,000	-	-	-	-	-	-	-	-	-	3,375,000

Conversion of notes payable and accrued interest to shareholder to preferred stock D	-	-	-	-	-	-	-	-	10,000	250,000	-	-	-	-	-	-	-	-	-	250,000

Common stock issuable for borrowings from shareholder	-	-	-	-	-	-	-	-	-	-	-	-	-	-	225,000	177,750	-	-	-	177,750

Issuances of common stock for conversion of vendor debt	-	-	-	-	-	-	-	-	-	-	-	-	739,002	74	-	-	-	738,928	-	739,002

Loss on the settlement of accrued compensation	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	589,989	-	589,989

Loss on settlement of directors compensation	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	680,750	-	680,750

Consulting services - issuance of common stock from issuable	-	-	-	-	-	-	-	-	-	-	-	-	133,332	13	(133,332)	(83,555)	-	83,542	-	-

Consulting services - issuance of common stock	-	-	-	-	-	-	-	-	-	-	-	-	222,220	22	-	-	-	136,161	-	136,183

Shares issuable for consulting services	-	-	-	-	-	-	-	-	-	-	-	-	-	-	44,448	20,070	-	-	-	20,070

Common stock issued from issuable	-	-	-	-	-	-	-	-	-	-	-	-	225,000	23	(225,000)	(177,750)	-	177,727	-	-

Preferred Stock D Issuable	-	-	-	-	-	-	-	-	-	-	260,214	6,505,350	-	-	-	-	-	(3,909,721)	-	2,595,629

Dividends	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(539,444)	-	(539,444)

Extinguishment of preferred stock C from mezzanine to equity due to change in terms	-	-	(337,694)	(32,306,900)	-	-	337,694	32,306,900	-	-	-	-	-	-	-	-	-	-	-	32,306,900

Deemed dividends	-	-	-	-	-	-	-	(26,931,904)	-	-	-	-	-	-	-	-	-	26,931,904	-	-

Settlement of royalty payables - related party	-	-	-	-	-	-	-	-	260,214	6,505,350	(260,214)	(6,505,350)	-	-	-	-	-	-	-	-

Conversion of notes payable and accrued interest to shareholder to common shares	-	-	-	-	-	-	-	-	-	-	-	-	520,000	52	-	-	-	334,040	-	334,092

Conversion of preferred stock C to common stock	-	-	(7,400)	(740,000)	-	-	-	-	-	-	-	-	740,000	74	-	-	-	1,368,926	-	1,369,000

Conversion of accounts payable to common stock	-	-	-	-	-	-	-	-	-	-	-	-	100,000	10	-	-	-	398,990	-	399,000

Dividends - amendment to forgivess dividends	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	539,444	-	539,444

Settlement of royalty payables - related party	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	260,602	-	260,602

Common stock issuable on settlement of accrued salaries	-	-	-	-	-	-	-	-	-	-	-	-	-	-	1,046,836	105	-	2,302,934	-	2,303,039

Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(42,290,005)	(42,290,005)

Balance at September 30, 2025	1,062,712	$1,742,953	-	$-	500,000	$50	337,694	$5,374,996	405,214	$10,130,350	-	$-	16,900,256	$1,690	1,091,284	$20,175	$-	$60,873,785	$(81,130,934)	$(4,729,888)

Balance at June 30, 2025	1,062,712	$1,742,953	345,094	$33,046,900	500,000	$50	-	$-	145,000	$3,625,000	260,214	$6,505,350	15,540,256	$1,554	44,448	$20,070	$-	$29,071,834	$(78,063,867)	$(38,840,009)

Extinguishment of preferred stock C from mezzanine to equity due to change in terms	-	-	(337,694)	(32,306,900)	-	-	337,694	32,306,900	-	-	-	-	-	-	-	-	-	-	-	32,306,900

Deemed dividends	-	-	-	-	-	-	-	(26,931,904)	-	-	-	-	-	-	-	-	-	26,931,904	-	-

Common shares issued from notes payable to shareholder	-	-	-	-	-	-	-	-	-	-	-	-	520,000	52	-	-	-	334,040	-	334,092

Conversion of preferred stock C to common stock	-	-	(7,400)	(740,000)	-	-	-	-	-	-	-	-	740,000	74	-	-	-	1,368,926	-	1,369,000

Conversion of accounts payable to common stock	-	-	-	-	-	-	-	-	-	-	-	-	100,000	10	-	-	-	398,990	-	399,000

Issuances of preferred stock D from preferred stock D issuable	-	-	-	-	-	-	-	-	260,214	6,505,350	(260,214)	(6,505,350)	-	-	-	-	-	-	-	-

Dividends	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(334,889)	-	(334,889)

Dividends - amendment to forgivess dividends	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	539,444	-	539,444

Settlement of royalty payables - related party	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	260,602		260,602

Common stock issuable on settlement of accrued salaries	-	-	-	-	-	-	-	-	-	-	-	-	-	-	1,046,836	105	-	2,302,934	-	2,303,039

Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(3,067,067)	(3,067,067)

Balance at September 30, 2025	1,062,712	$1,742,953	-	$-	500,000	$50	337,694	$5,374,996	405,214	$10,130,350	-	$-	16,900,256	$1,690	1,091,284	$20,175	$-	$60,873,785	$(81,130,934)	$(4,729,888)

	Preferred Stock B		Preferred Stock C		Preferred Stock A		Preferred Stock C		Preferred Stock D		Preferred Stock D Issuable		Common Stock		Common Stock Issuable		Non- controlling	Additional Paid-In	Accumulated	Total Stockholder’s
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Interest	Capital	deficit	Equity

Balance at December 31, 2023 (as restated)	10,349,097	$16,973,554	-	$-	500,000	$50	-	$-	-	$-	-	$-	3,977,497	$399	-	$-	$-	$4,793,068	$(34,638,001)	$(29,844,484)

Conversion of Preferred Stock B to common stock	(9,817,741)	(15,230,601)	-	-	-	-	-	-	-	-	-	-	-	-	311,100	15,230,601	-	-	-	15,230,601

Conversion of accrued wages to common stock	-	-	-	-	-	-	-	-	-	-	-	-	3,202,464	320	-	-	-	3,202,144	-	3,202,464

Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(2,451,987)	(2,451,987)

Balance at September 30, 2024	531,356	$1,742,953	-	$-	500,000	$50	-	$-	-	$-	-	$-	7,179,961	$719	311,100	$15,230,601	$-	$7,995,212	$(37,089,988)	$(13,863,406)

Balance at June 30, 2024 (restated)	10,349,097	$16,973,554	-	$-	500,000	$50	-	$-	-	$-	-	$-	3,977,497	$399	-	$-	$-	$4,793,068	$(36,363,403)	$(31,569,886)

Conversion of Preferred Stock B to common stock	(9,817,741)	(15,230,601)	-	-	-	-	-	-	-	-	-	-	-	-	311,100	15,230,601	-	-	-	15,230,601

Conversion of accrued wages to common stock	-	-	-	-	-	-	-	-	-	-	-	-	3,202,464	320	-	-	-	3,202,144	-	3,202,464

Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(726,585)	(726,585)

Balance at September 30, 2024	531,356	$1,742,953	-	$-	500,000	$50	-	$-	-	$-	-	$-	7,179,961	$719	311,100	$15,230,601	$-	$7,995,212	$(37,089,988)	$(13,863,406)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LIMITLESS X HOLDINGS INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Unaudited)
	Nine Months Ended September 30,
	2025	2024

Cash flows from operating activities:
Net loss	$(42,290,005)	$(2,451,987)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	240	2,314
Gain (Loss) on debt settlement	35,458,137	-
Stock compensation expense by issuance of Preferred C	1,537,500	-
Stock compensation expense - Issuances of common stock to board of directors for services	220,000	-
Stock compensation expense - issuance of common stock for consulting services	938,701	-
Stock compensation – consulting services – common stock issuable	20,070	-
Stock compensation - restricted stock grants	430,166	-
Stock compensation - stock option expense	365,641	-
Amortization of debt discount	543,776	-
Changes in assets and liabilities:
Accounts receivables, net	24,984	91,904
Inventories	(69,624)	(6,577)
Prepaid expenses	(20,833)	12,500
Other assets	223	-
Accounts payable and accrued expenses	1,699,795	1,421,308
Royalty payable	40,067	-
Refunds and chargeback payable	(47,372)	121,236
Net cash used in operating activities	(1,148,534)	(809,302)

Cash flows from financing activities:
Loan provided under loan receivable	-	-
Net cash provided by financing activities	-	-

Cash flows from financing activities:
Proceeds from borrowings from related parties	613,092	353,544
Proceeds from borrowings from stockholder	500,000	20,025
Net borrowings from loans payable	33,545	343,934
Net cash provided by financing activities	1,146,637	717,503

Net increase(decrease) in cash	(1,897)	(91,799)

Cash – beginning of period	53,549	116,100

Cash – end of period	$51,652	$24,301

Supplemental disclosures of cash flow information
Cash paid during the periods for:
Interest	$-	$-
Income taxes	$-	$-

Non-cash investing and financing activities:
Conversion of related party debt to preferred stock C – related party	$3,909,721	$-
Shares issued from stock payable	$83,555	$-
Conversion of related party debt to preferred stock D – related party	$3,375,000	$-
Series C preferred stock issued for settlement of vendor payable	$1,583,000	$-
Deemed dividend on preferred stock C – related party	$26,931,904
Conversion of preferred stock C to common stock	$740,000
Common shares issued for settlement of vendor payable	$739,002	$-
Conversion of accrued wages to common stock	$536,251
Conversion of board compensation to common stock	$972,500	$-
Series D Preferred Shares issued for debt inducement – related party	$250,000	$-
Common Shares issued for debt inducement – related party	$511,842
Common shares issuable for conversion of accrued salaries	$1,266,670	$-
Gain on forgiveness of royalty payable-related party	$260,602	$-
Gain on forgiveness of dividends payable-related party	$539,444	$-
Dividends payable - related party	$(539,444)	$-

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited interim consolidated financial statements as of and for the three and nine months ended September 30, 2025 and 2024 have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q. Accordingly, they do not include all of the information and notes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. All intercompany balances and transactions have been eliminated in consolidation. Operating results for the three and nine months ended September 30, 2025 are not necessarily indicative of the results that may be expected for any future periods or the year ending December 31, 2025. The accompanying unaudited consolidated financial statements should be read in conjunction with the Company’s 2024 Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on May 9, 2025.

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company had an accumulated deficit of approximately $81.1 million at September 30, 2025, and had a net loss of $42.3 million for the nine months ended September 30, 2025. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

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

The Company’s other businesses XocelForte Therapeutics Inc. (formed in Augusts 2024), Limitless Entertainment, Inc. (December 2024), Limitless Digital Assets, Inc. (formed in December 2024) and Limitless Living Inc. (formed in December 2024) did not have any transactions during 2024 and limited transactions during the nine months ended September 30, 2025.

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

Advertising and Marketing

Advertising and marketing costs are charged to expense as incurred. Advertising and marketing costs were $208,557 and $542,081 for the three months ended September 30, 2025 and 2024, respectively, and $475,978 and $1,939,391 for the nine months ended September 30, 2025 and 2024, respectively, are included in operating expenses in the accompanying statements of operations.

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

Service revenue consists of digital marketing revenue. Revenue related to digital marketing is recognized over time as services are provided to the customer. The Company sells digital marketing, digital and print design, social media marketing, and direct-to-consumer marketing and thus uses standalone selling prices as the basis for revenue. Payment for digital marketing services is typically received at the point when control transfers to the customer or in accordance with payment terms customary to the business. There was no deferred revenue related to services revenue as of September 30, 2025 and December 31, 2024.

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

Equity Based Payments

The Company accounts for equity-based payment accruals under authoritative guidance as set forth in the Topics of the ASC. The guidance requires all equity-based payments to employees and non-employees, including grants of employee and non-employee stock options and warrants, to be recognized in the consolidated financial statements based at their fair values. The Company applies the provisions of ASC 718, “Compensation - Stock Compensation,” using a modified prospective application, and the Black-Scholes model to value stock options. Under this application, the Company records compensation expense for all awards granted. Compensation costs will be recognized over the period that an employee provides service in exchange for the award. During the nine months ended September 30, 2025, the Company granted 708,333 and 833,333 shares of its common stock to its employes under the 2020 Stock Option, and 2022 Restricted Stock Plan.

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

The Company purchases inventories from a few suppliers, and the Company’s one largest supplier accounted for 99% of total purchases for the three months ended September 30, 2025 and 2024, respectively.

The Company purchases inventories from a few suppliers, and the Company’s one largest supplier accounted for 99% of total purchases for the nine months ended September 30, 2025 and 2024, respectively.

Operating Lease

In accordance with ASC 842, Leases, the Company determines whether an arrangement contains a lease at inception. A lease is a contract that provides the right to control an identified asset for a period of time in exchange for consideration. For identified leases, the Company determines whether it should be classified as an operating or finance lease. Operating leases are recorded in the balance sheet as: right-of-use asset (“ROU asset”) and operating lease liability. ROU asset represents the Company’s right to use an underlying asset for the lease term and lease liability represents the Company’s obligation to make lease payments arising from the lease. ROU assets and operating lease liabilities are recognized at the commencement date of the lease and measured based on the present value of lease payments over the lease term. The ROU asset also includes deferred rent liabilities. The Company’s lease arrangements generally do not provide an implicit interest rate. As a result, in such situations the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The Company includes options to extend or terminate the lease when it is reasonably certain that it will exercise that option in the measurement of its ROU asset and liability. Lease expense for the operating lease is recognized on a straight-line basis over the lease term. The Company has month-to-month lease as of September 30, 2025.

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

Earnings Per Common Share

Basic net earnings per share of common stock are computed by dividing net earnings available to common shareholders by the weighted-average number of common stock shares (Common Shares) outstanding during the period. Diluted net earnings per Common Share are determined using the weighted-average number of Common Shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents. In periods when losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive.

The dilutive effect of outstanding stock options and warrants is reflected in diluted earnings per share by application of the treasury stock method. The dilutive effect of outstanding convertible securities is reflected in diluted earnings per share by application of the if-converted method.

The following is a reconciliation of basic and diluted earnings per common share for the three months and nine months ended September 30, 2025 and 2024:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2025	2024	2025	2024

Basic earnings (loss) per common share
Numerator:
Net income (loss) available to common shareholders	$24,069,392	$(726,585)	$(15,358,101)	$(2,451,987)

Denominator:
Weighted average common shares outstanding	16,652,564	4,187,747	14,904,053	4,048,092

Basic earnings (loss) per common share	$1.45	$(0.17)	$(1.03)	$(0.61)

Diluted earnings (loss) per common share
Numerator:
Net income (loss) available to common shareholders	$24,069,392	$(726,585)	$(15,358,101)	$(2,451,987)

Denominator:
Weighted average common shares outstanding	16,652,564	4,187,747	14,904,053	4,048,092
Preferred B shares	71,202	-	-	-
Preferred C shares	34,403,686	-	-	-
Adjusted weighted average common shares outstanding	51,127,452	4,187,747	14,904,053	4,048,092

Diluted earnings (loss) per common share	$0.47	$(0.17)	$(1.03)	$(0.61)

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

On October 1, 2023, the Company terminated each of the License Agreements; however, the Company maintained its license for NZT-48 with LPI, which was subsequently amended (the “LPI License Agreement”).

The Company was required to start paying all earned royalties under the License Agreements beginning on June 15, 2022. As of October 1, 2023, the royalty payable was $1,557,432 and due to termination of license, all inventories were provided back to the Licensors on the same date of termination. Inventories that were to be provided back to the Licensors was $2,363,151 on October 1, 2023. The net difference resulted in accounts receivables from Licensors in the amount of $805,719. As this net amount of $805,719 was to the Licensors of which these companies are controlled and all owned by the shareholder of the Company, this amount of net receivables was classified as an offset to note payable to the shareholder as of December 31, 2023.

In September 2025, the Company entered into an amendment, to the LPI License Agreement under which it waived payment of all royalties due under the License Agreement through September 30, 2025, totaling $260,602 which were forgiven. In addition, the Company waived the payment of all royalties under the LPI License Agreement for the subsequent three-year period ending December 31, 2027. This resulted in gain from forgiveness of royalty payable and was recorded as additional paid-in capital as this was a related party transaction.

As of September 30, 2025 and December 31, 2024, royalty payables were $0 and $220,535, respectively.

NOTE 4 – NOTE PAYABLE

On March 1, 2021, an individual loaned Prime Time Live, Inc. $35,000 in exchange for an unsecured promissory note, with interest at a rate of 10% per annum, and a maturity date of March 1, 2022, which was then extended to May 31, 2023. Interest is due and payable on the first day of each month. As of September 30, 2025 and December 31, 2024, the balance was $35,000.

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

December 6, 2021 – $50,000

On December 6, 2021, the Company entered into a Loan Authorization and Agreement for a loan of $50,000 from a shareholder, the proceeds of which were used to be used for working capital purposes. Beginning on June 1, 2022, the loan required a payment of $4,303 per month, which included principal and interest with an interest rate of 6 % per annum. The total balance of principal and interest of $57,427 was converted to preferred C shares during the three months ended March 31, 2025.

February 11, 2022 – $150,000

On February 11, 2022, the Company entered into a Loan Authorization and Agreement for a loan of $150,000 from a shareholder, the proceeds of which were to be used for working capital purposes. Beginning on June 1, 2022, the loan required a payment of $12,910 per month, which included principal and interest with an interest rate of 6% per annum. The total balance of principal and interest of $172,280 was converted to preferred C shares during the nine months ended September 30, 2025.

May 8, 2022 – $550,000

On May 8, 2022, the Company entered into a Loan Authorization and Agreement for a loan of $550,000 from a shareholder, the proceeds of which were to be used for working capital purposes. Beginning on June 1, 2022, the loan required a payment of $47,337 per month, which included principal and interest with an interest rate of 6% per annum. The total balance of principal and interest of $631,695 was converted to preferred C shares during the nine months ended September 30, 2025.

May 16, 2022 – $1,100,000

On May 16, 2022, the Company entered into a Loan Authorization and Agreement for a loan of $1,100,000 from a shareholder, the proceeds of which were to be used for working capital purposes. Interest began accruing at the rate of 8.5% per annum on June 17, 2022 and total amount of $1,268,116 which included principal and interest was converted to preferred C shares during the nine months ended September 30, 2025.

May 18, 2022 – $450,000

On May 18, 2022, the Company entered into a Loan Authorization and Agreement for a loan of $450,000 from a shareholder, the proceeds of which were to be used for working capital purposes. Interest began accruing at the rate of 8.5% per annum on June 19, 2022 and was due on May 18, 2023. During the nine months ended September 30, 2025, approximately $547,333 of this amount including accrued interest was converted to preferred C shares and $150,000 including accrued interest was converted to preferred D shares.

June 1, 2022 – $500,000

On June 1, 2022, the Company entered into a Loan Authorization and Agreement for a loan of $500,000 from a shareholder, the proceeds of which were to be used for working capital purposes. Beginning on August 1, 2022, the loan required a payment of $43,494 per month, which included principal and interest with an interest rate of 8% per annum. The total balance of principal and interest of $604,490 was due on July 1, 2023. During the nine months ended September 30, 2025, this amount including accrued interest was converted to preferred D shares.

June 30, 2022 – $922,028

On September 30, 2022, the Company entered into a Loan Authorization and Agreement for a loan of $922,028 from a shareholder, the proceeds of which were to be used for working capital purposes. Beginning on August 1, 2022, the loan required a payment of $80,206 per month, which included principal and interest with an interest rate of 8% per annum. The total balance of principal and interest of $1,101,463 was due on August 1, 2023. During the nine months ended September 30, 2025, this amount including accrued interest was converted to preferred D shares.

August 25, 2022 – $290,000

On August 25, 2022, the Company entered into a Loan Authorization Agreement for a loan of $290,000 from a shareholder, the proceeds of which were to be used for working capital purposes. The loan has an interest rate of 10% per annum and is due on demand. During the nine months ended September 30, 2025, total amount of $357,667 including accrued interest was converted to preferred D shares.

November 15, 2022 – $450,000

On November 15, 2022, the Company entered into a Loan Authorization and Agreement for a loan of $450,000 from a shareholder, the proceeds of which were to be used for working capital purposes. The loan has an interest rate of 10% per annum and is due on demand. During the nine months ended September 30, 2025, total amount of $549,375 including accrued interest was converted to preferred D shares.

May 16, 2023 – $150,000

On May 16, 2023, the Company entered into a Loan Authorization and Agreement for a loan of $150,000 from a shareholder, the proceeds of which were to be used for working capital purposes. The loan has an interest rate of 10% per annum and is due on demand. During the nine months ended September 30, 2025, total amount of $175,661 including accrued interest was converted to preferred D shares.

May 18, 2023 – $50,000

On May 18, 2023, the Company entered into a Loan Authorization and Agreement for a loan of $50,000 from a shareholder, the proceeds of which were to be used for working capital purposes. The loan has an interest rate of 10% per annum and is due on demand. During the nine months ended September 30, 2025, total amount $58,527 including accrued interest was converted to preferred D shares.

June 5, 2023 – $150,000

On June 5, 2023, the Company entered into a Loan Authorization and Agreement for a loan of $150,000 from a shareholder, the proceeds of which were to be used for working capital purposes. The loan has an interest rate of 10% per annum and is due on demand. During the nine months ended September 30, 2025, total amount of $174,839 including accrued interest was converted to preferred D shares.

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

During the nine months ended September 30, 2025, this amount including accrued interest was converted to preferred D shares. The total debt converted was $384,229.

March 21, 2025 – $500,000

On March 21, 2025, the Company entered into a Loan Authorization and Agreement for a loan of $500,000 from a shareholder, the proceeds of which were to be used for working capital purposes. The loan has an interest rate of 12.5% per annum and is due within 6 months from the date of the agreement. Furthermore, the Company is required to issue 10,000 preferred C shares (issued on April 10, 2025) and 225,000 common stock shares (issued on April 10, 2025) under the agreement. These shares were calculated at fair value at the date of issuance and the Company recorded interest expense of $427,750. This loan balance of $500,000 was converted to preferred stock C during the nine months ended September 30, 2025.

NOTE 6 – NOTES PAYABLE TO RELATED PARTIES

Notes payable to related parties consisted of the following:

	September 30,	December 31,
	2025	2024

May 10, 2022 ($12,500)	$12,500	$12,500
May 10, 2022 ($12,500)	12,500	12,500
May 10, 2022 ($20,000)	20,000	20,000
May 31, 2022 ($5,000)	5,000	5,000
May 31, 2022 ($15,000)	15,000	15,000
June 9, 2022 ($15,000)	15,000	15,000
March 27, 2024 ($100,000)	-	100,000
April 22, 2024 ($49,139)	-	45,763
April 26, 2024 ($45,000)	-	45,000
June 25, 2024 ($32,000)	-	32,000
June 28, 2024, 2024 ($25,000)	-	15,000
March 15, 2024 ($419,428)	-	118,984
June 9, 2025 and June 11, 2025 ($100,000)	25,371	-
July 2025 (others)	83,152	-

Total notes payable to related parties (current), net of debt discount.	$188,523	$436,747

●	May 10, 2022 - $12,500

On May 10, 2022, a related party of the Company loaned Prime Time Live, Inc. $12,500 in exchange for a promissory note that includes interest at the rate of 10% per annum on the unpaid principal balance, with all unpaid principal and interest due on or before May 10, 2023. Interest began accruing on May 10, 2022. As of September 30, 2025 and December 31, 2024, the loan is due upon demand.

●	May 10, 2022 - $12,500

On May 10, 2022, a related party of the Company loaned Prime Time Live, Inc. $12,500 in exchange for a promissory note that includes interest at the rate of 10% per annum on the unpaid principal balance with all unpaid principal and interest due on or before May 10, 2023. Interest began accruing on May 10, 2022. As of September 30, 2025 and December 31, 2024, the loan is due upon demand.

●	May 10, 2022 - $20,000

On May 10, 2022, a related party of the Company loaned Prime Time Live, Inc. $20,000 in exchange for a promissory note that included interest at the rate of 10% per annum on the unpaid principal balance with all unpaid principal and interest due on or before May 10, 2023. Interest began accruing on May 10, 2022. As of September 30, 2025 and December 31, 2024, the loan is due upon demand.

●	May 31, 2022 - $5,000

On May 31, 2022, a related party of the Company loaned Prime Time Live, Inc. $5,000 in exchange for a promissory note that included interest at the rate of 10% per annum on the unpaid principal balance with all unpaid principal and interest due on or before May 31, 2023. Interest began accruing on May 31, 2022. As of September 30, 2025 and December 31, 2024, the loan is due upon demand.

●	May 31, 2022 - $15,000

On May 31, 2022, a related party of the Company loaned Prime Time Live, Inc. $15,000 in exchange for a promissory note that included interest at the rate of 10% per annum on the unpaid principal balance with all unpaid principal and interest due on or before May 31, 2023. Interest began accruing on May 31, 2022. As of September 30, 2025 and December 31, 2024, the loan is due upon demand.

●	June 9, 2022 - $15,000

On June 9, 2022, the Company loaned share holder of the company $15,000 in exchange for a promissory note that included interest at the rate of 10% per annum on the unpaid principal balance with all unpaid principal and interest due on or before May 10, 2023. Interest began accruing on May 10, 2022. As of September 30, 2025 and December 31, 2024, the loan is due upon demand.

●	March 15, 2024 - $419,428

On March 12, 2024, Emblaze One, a company owned by the shareholder of the company, a related party, provided $419,428 as a loan that includes interest at the rate of 10% per annum on the unpaid principal balance, with all unpaid principal and interest due on demand. The balance was $118,984 as of December 31, 2024. Total amount of $153,179 including interest was converted to preferred stock C during the nine months ended September 30, 2025.

●	March 27, 2024 - $100,000

On March 12, 2024, EM1 Capital, a company owned by the shareholder of the company, a related party, provided $100,000 as a loan that includes interest at the rate of 10% per annum on the unpaid principal balance, with all unpaid principal and interest due on demand. Total amount of $101,500 including interest was converted to preferred stock C during the nine months ended September 30, 2025.

●	April 22, 2024 - $49,139

On April 22, 2024, EM1 Capital, a company owned by the shareholder of the company, a related party, provided $49,139 as a loan that includes interest at the rate of 10% per annum on the unpaid principal balance, with all unpaid principal and interest due on demand. Total amount of $46,745 including interest was converted to preferred stock C during the nine months ended September 30, 2025.

●	April 26, 2024 - $45,000

On April 26, 2024, EM1 Capital, a company owned by the shareholder of the company, a related party, provided $45,000 as a loan that includes interest at the rate of 10% per annum on the unpaid principal balance, with all unpaid principal and interest due on demand. Total amount of $45,900 including interest was converted to preferred stock C during the nine months ended September 30, 2025.

●	June 25, 2024 - $32,000

On June 25, 2024, EM1 Capital, a company owned by the shareholder of the company, a related party, provided $32,000 as a loan that includes interest at the rate of 10% per annum on the unpaid principal balance, with all unpaid principal and interest due on demand. Total amount of $32,480 including interest was converted to preferred stock C during the nine months ended September 30, 2025.

●	June 28, 2024 - $25,000

On June 28, 2024, EM1 Capital, a company owned by the shareholder of the company, a related party, provided $25,000 as a loan that includes interest at the rate of 10% per annum on the unpaid principal balance, with all unpaid principal and interest due on demand. Total amount of $15,375 including interest was converted to preferred stock C during the nine months ended September 30, 2025.

●	March 24, 2025 - $163,515

On March 24, 2025, Emblaze One, a company owned by the shareholder of the company, a related party, provided $219,001 as a loan that includes interest at the rate of 10% per annum on the unpaid principal balance, with all unpaid principal and interest due on demand. Total amount of $219,001 including interest was converted to preferred stock C during the nine months ended September 30, 2025.

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

NOTE 7 – LOANS PAYABLE

The Company entered into a loan payable agreement in July 2024 in the amount of $360,000 with a lender. The loan has interest rate of 15.51% per annum. The loan is an fully amortizable loan with maturity of 18 months. The loan is secured by the Company’s merchant account receivables. Loan payable amount was $206,592 and $240,133 as of September 30, 2025 and December 31, 2024, respectively.

The Company entered into a loan payable agreement in May 2025 and amended in July 2025 with a lender. The loan is payable $7,300 weekly with payments which totals $204,400 maturing on December 29, 2025. The loan is secured by the Company’s merchant account receivables. Loan payable amount was net $67,086 after net unamortized debt discount of $44,756 as of September 30, 2025.

NOTE 8 – STOCKHOLDERS’ DEFICIT

Common Stock

As of September 30, 2025 and December 31, 2024, the Company has 300,000,000 authorized shares of common stock par value $0.0001 per share.

Preferred Stock

As of September 30, 2025 and December 31, 2024, the Company has authorized 30,000,000 shares of preferred stock, 500,000 shares of which were designated as Class A Convertible Preferred Stock (“Class A Preferred Stock”). and 11,000,000 shares of which were designated as Class B Convertible Preferred Stock.

Class A Convertible Stock

As of September 30, 2025 and December 31, 2024, there were a total of 500,000 shares of Class A Preferred Stock issued and outstanding. The Class A Preferred Stock, when voting as a single class, has the votes of at least 60% of the voting power of the Company. Further, the holder of the Class A Preferred Stock can convert one share of Class A Preferred Stock into two shares of the Company’s common stock, subject to adjustment. In addition, the holder of the Class A Preferred Stock is entitled to a liquidation preference of the Company senior to all other securities of the Company.

Class B Convertible Stock

As of September 30, 2025 and December 31, 2024, there were a total of 531,356 shares of Class B Preferred Stock issued and outstanding. On October 23, 2023, pursuant to certain Conversion Agreements, the Company issued an aggregate of 10,349,097 shares of Class B Preferred Stock and extinguished $9,675,000 of convertible debt including accumulated interest as of October 23, 2023 in the amount of $674,097. The holders of the Class B Preferred Stock are entitled to a liquidation preference senior to common stock and junior to the Class A Preferred Stock at a liquidation price of $3.00 per share of Class B Preferred Stock. The Class B Preferred Stock also has conversion rights, whereby each share of Class B Preferred Stock is convertible into 0.067 shares of Common Stock at the discretion of the holder, subject to beneficial ownership limitations. The holders of the Class B Preferred Stock have no voting rights, unless otherwise provided for in its Certificate of Designation or by law.

On September 9, 2024, pursuant to the conversion agreement, the convertible B shareholders converted 9,286,385 shares of Class B Preferred Stock in exchange for 311,100 common stock. The conversion amount of Class B Preferred Stock was $15,230,601 at the date of conversion.

Class C Convertible Stock

As of September 30, 2025, there were a total of 345,094 shares of Class C Convertible Preferred Stock issued and Outstanding Effective as of January 2, 2025, the Company filed a Certification of Designation of Class C Convertible Preferred Stock (the “Certificate”) with the Delaware Secretary of State and in accordance with the Delaware General Corporation Law.. (DGCL) The Class C Certificate designates 5,000,000 shares of the Company’s Preferred Stock as Class C Convertible Preferred Stock with a par value of $0.0001 per share (“Class C Stock”). The Class C Stock ranks (i) junior to the Class A Preferred Stock and Class B Preferred Stock, (ii) senior to any other class or series of outstanding Preferred Stock or Common Stock, and (iii) prior to any other class or series of capital stock of the Company hereafter created, and in each case as to distributions of assets upon liquidation, dissolution, or winding up of the Company, whether voluntary or involuntary (the “Class C Stock Distribution Ranking”). The Class C Preferred Stock is not entitled to dividends except as required by law. The Class C Preferred Stock shall have no voting rights other than as set forth in the Certificate or as required by law.

On each matter on which holders of Class C Preferred Stock are entitled to vote, each share of Class C Preferred Stock will be entitled to one vote.

.Effective as of September 30, 2025, the Company filed a Second Amended and Restated Certificate of Designation of the Class C Convertible Preferred Stock (the “Second Class C Certificate”) with the Delaware Secretary of State The Second Class C Certificate serves to (i) change the liquidation preference of the Class C Stock so that the Class C Stock shall only be entitled to liquidation rights as required by law, and (ii) removes conversion rights of the ClassC Stock in connection with a Liquidation Event (as that term is defined in the First Amended Certificate)

During the nine months ended September 30, 2025, the Company issued the following Class C Convertible Stock:

●	Pursuant to the conversion agreement dated April 14, 2025, the notes payable to shareholder including accrued interest in the amount of $2,824,253 was converted to 201,572 shares of Class C Preferred Stock. The conversion amount of Class C Preferred Stock was $20,157,200 at the date of conversion. The Company recognized loss from settlement of debt in the amount of $17,332,947 during the nine months ended September 30, 2025.

●	The Company issued 5,000 shares of Class C Preferred Stock to Limitless Performance, Inc., an entity wholly-owned by the CEO, related to settlement of license related to manufacturing and distributorship. The company recognized stock compensation expense of $500,000 during the three months ended March 31, 2025 which was the fair value based on common stock trading price at the date of conversion.

●	Pursuant to the conversion agreement dated April 14, 2025, the notes payable to related party including accrued interest in the amount of $1,085,468 was converted to 97,692 shares of Class C Preferred Stock. The conversion amount of Class C Preferred Stock was $9,769,200 at the date of conversion. The Company recognized loss from settlement of debt in the amount of $8,683,732 during the nine months ended September 30, 2025.

●	The Company issued 25,000 shares of Class C Preferred Stock to consultant for services. The Company recognized stock compensation expense of $1,037,500 during the three months ended March 31, 2025 which was the fair value based on common stock trading price at the date of conversion.

●	Pursuant to the conversion agreement, the vendor accounts payable of $1,583,000 was converted to 15,830 shares of Class C Preferred Stock. The conversion amount of Class C Preferred Stock was $1,583,000 at the date of conversion which was fair value based on common stock trading at the date of conversion. As a result, no gain or loss was recognized.

●	On July 14, 2025, the Class C Convertible shareholder converted 7,400 Class C Convertible stock to common shares in accordance with the conversion price and shares and was issued 740,000 (1 to 100 conversion with conversion price at $1.00). The fair value of the common share price was $1.85 at the date of conversion which resulted a loss on settlement of debt in the amount of $629,000 for the nine months ended September 30, 2025.

As a result of converting various related party notes payable to preferred C shares, the Company recognized total loss from settlement of debt as summarized below:

Nine Months Ended September 30,
2025

Conversion of $2,824,253 notes payable to shareholder	$17,332,947
Conversion of $1,085,468 notes payable to related party	8,683,732

Total loss from settlement of notes payable to shareholder and related parties	$26,016,679

On September 30,2025 the company Amended and Restated the Certificate of Designation of the Class C Convertible Preferred Stock. The amendment removed the liquidation event from section 5C and states that in the event any shares of Class C Convertible Preferred Stock shall be converted pursuant to Section 5 hereof, the shares so converted shall be cancelled and shall return to the status of authorized but unissued Preferred Stock of no designated class, and shall not be issuable by the Company as Class C Convertible Preferred Stock.

As a result of this amendment, the Company reclassed $32,306,900 from mezzanine liability to equity in the amount of $5,374,996 and additional paid in capital of $26,931,904. The $26,931,904 was deemed as deemed dividend as this was a related party transaction which resulted in recording in additional paid-in capital.

Class D Convertible Preferred Stock

Effective as of January 23, 2025, the Company filed a Certificate of Designation of Series D 15% Cumulative Redeemable Perpetual Preferred Stock (the “Certificate”) with the Delaware Secretary of State The Certificate designates 5,000,000 shares of the Company’s Preferred Stock as Series D 15% Cumulative Redeemable Perpetual Preferred Stock, par value of $0.0001 per share (“Series D Stock”). The Series D Stock ranks (i) junior to the Class A Stock, Class B Stock, and Class C Stock and all of the Company’s existing and future indebtedness (including indebtedness convertible into the Company’s Common Stock or Preferred Stock) and to the indebtedness and other liabilities of (as well as any preferred equity interests held by others in) the Company’s existing subsidiaries and any future subsidiaries, (ii) senior to any other class or series of outstanding Preferred Stock or Common Stock, (iii) on parity with all equity securities issued by the Company with terms specifically providing that those equity securities rank on parity with the Series D Stock with respect to rights to the payment of dividends and the distribution of assets upon the Company’s liquidation, dissolution, or winding up, and (iv) senior to any other class or series of capital stock of the Company hereafter created, and in each case as to distributions of assets upon liquidation, dissolution, or winding up of the Company, whether voluntary or involuntary (the ranking of the Series D Stock in relation to items (i)-(iv), the “Series D Stock Distribution Ranking”). Holders of the Series D Stock are entitled to receive cumulative cash dividends at the rate of 15% on the stated value of $25.00 per share of the Series D Preferred Stock per annum (equivalent to $3.75 per annum per share) (the “Series D Stock Dividend”). The Series D Stock Dividend is payable every quarter as and if declared by the Company’s board of directors and as permitted by law.

On September 30, 2025, the Company entered into an accrued dividend waiver agreement (“Waiver Agreement”) which the CEO, the sole owner of shares of the Company’s Series D Preferred Stock, in which he waived his right to receive all accrued and unpaid dividends on the Series D Preferred Shares through and including September 30, 2025, in the aggregate amount of $539,444 (the “Accrued Dividends”).

to the Accrued Dividends.

During the nine months ended September 30, 2025, the Company issued the following Class D Convertible Stock:

●	Pursuant to the conversion agreement, the notes payable to shareholder including accrued interest in the amount of $3,375,000 was converted to 135,000 shares of Class D Preferred Stock. The conversion amount of Class D Preferred Stock was $3,375,000 or $25 per share at the date of conversion.

●	On March 21, 2025, the Company entered into a Loan Authorization and Agreement for a loan of $500,000 from a shareholder, the proceeds of which were to be used for working capital purposes. Under this agreement, the Company also provided 10,000 preferred D shares. The Company recorded 10,000 preferred D shares at $250,000 or $25 per share which is deemed at fair value as the previous conversion rate for notes payable to shareholder was at $25 per share.

Class D Convertible Preferred Stock Issuable

On April 14, 2025, the Company entered into a Class D Convertible Preferred Stock agreement whereby the Company will issue 260,214 to related parties. These Class D Convertible Preferred Stock were issued on July 18, 2025.

The Company recorded 260,214 preferred D shares at $6,505,350 or $25 per share which is deemed at fair value as the previous conversion rate for notes payable to shareholder was at $25 per share and recorded loss on settlement of debt in the amount of $6,505,350 for the nine months ended September 30, 2025.

In July 2025, preferred D shares issuable of 260,214 were issued.

Conversion of Class C Convertible Stock to Common Shares

On July 14, 2025, the Class C Convertible shareholder converted 7,400 Class C Convertible stock to common shares in accordance with the conversion price and shares and was issued 740,000 (1 to 100 conversion with conversion price at $1.00). The fair value of the common share price was $1.85 at the date of conversion which resulted a loss on settlement of debt in the amount of $629,000 for the nine months ended September 30, 2025.

Conversion of Accrued Salaries to Common Stock Issuable

On September 30, 2025, the Company entered into a settlement agreement with its employees by converting accrued salaries of $1,266,670 for the period from January 1, 2025 through June 30, 2025 into common shares at the price of $1.21pr share which resulted in common stock issuable of 1,046,836. The fair value of the common share price was $2.20 at the date of the settlement, which resulted total fair value of $2,303,039 and a loss on settlement of debt in the amount of $1,036,369 for the nine months ended September 30, 2025.

Settlement of Debt Reconciliation:

The Company recorded settlement of debt as follows:

Nine Months Ended September 30,
2025

Conversion of $2,824,253 notes payable to shareholder – Class C Convertible Stock	$17,332,947
Conversion of $1,085,468 notes payable to related party – Class C Convertible Stock	8,683,732
Conversion of accrued compensation to common stock	589,989
Conversion of directors’ compensation to common stock	680,750
Conversion of notes payable to shareholder – Class D Convertible stock issuable	6,505,350
Conversion of Class C Convertible Stock to common shares	629,000
Conversion of accrued salaries to common stock issuable	1,036,369

Total loss from settlement of debt	$35,458,137

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

The Company granted and issued the following stock options during the nine months ended September 30, 2025:

○	The Company granted and issued 708,333 shares of common stock under the 2022 Stock Option Plan to its employees during the three months ended September 30, 2025. Under the stock option grant, these shares were fully vested at the time of issuance with no exercise price. The common stock share trading price was $0.52 per share at the time of issuances and the Company recognized $365,641 as stock compensation expense during the nine months ended March 31, 2025. No compensation expense related to these shares were recognized during the three months ended September 30, 2025.

The Company did not have any stock options outstanding as of September 30, 2025 as the previously issued stock options were immediately vested, exercised, and issued.

●	Restricted Stock Plan

Effective August 9, 2022, the Company adopted its 2022 Restricted Stock Plan (the “2022 Restricted Stock Plan”). Under the 2022 Restricted Stock Plan, the Board of Directors may grant restricted stock to officers, directors, and key employees. A total of 833,333 shares of common stock is reserved for the 2022 Restricted Stock Plan.

The Company granted and issued the following restricted stock during the nine months ended September 30, 2025:

○	The Company granted and issued 833,333 shares of common stock under the 2022 Restricted Stock Plan to its employees during the nine months ended September 30, 2025. Under the plan, these shares were fully vested at the time of issuance with no exercise price. The common stock share trading price was $0.52 per share at the time of issuances and the Company recognized $430,166 as stock compensation expense during the nine months ended September 30, 2025 and none during the three months ended September 30, 2025.

The Company did not have any restricted stock options outstanding as of September 30, 2025 as the previously issued stock options were immediately vested, exercised, and issued.

Stock Compensation - Others

At time to time, the Company issues common stock to its Board of Directors, outside service providers or consultants.

The Company had the following common stock issuances during the nine months ended September 30, 2025:

●	Issuances of Shares for Accrued Board of Directors Compensation Settlement – The Company issued 1,945,000 common stock shares to its Board of Directors for prior year services of which the Company had accrued $972,500 as accrued board compensation at December 31, 2024. The accrued amount of $972,500 was settled with issuance of 1,945,000 common shares. As a result, the Company recorded a loss on debt settlement of $680,750 based on fair value during the nine months ended September 30, 2025.

●	Issuances of Shares for Board of Directors Compensation – The Company issued 220,000 common stock shares to its Board of Directors for its services. The common stock share trading price was $1.00 per share at the time of issuance and the Company recognized $220,000 as stock compensation expense during the three months ended March 31, 2025 and none during the three months ended September 30, 2025.

●	Issuances of Shares to Consultants for Services – The Company issued 578,757 common stock shares to consultants. Some of these consultants require entire year of 2025 services, therefore, some of stock compensation expense of $403,518 was recorded as prepaid at March 31, 2025. The prepaid amount was $58,073 at March 31, 2025 and is recorded as prepaid expenses in the consolidated balance sheets and none during the three months ended September 30, 2025.

●	Issuances of Shares for Conversion of Vendor Debt – The Company issued 739,002 common stock shares to settle vendor debt valued at $739,002 during three months ended September 30, 2025.

●	Issuances of Shares to Consultants for Services – On June 12, 2025, the Company entered into a consulting agreement with a consultant whereby the Company will issue 600,000, restricted shares as a consulting fee of the Company’s common stock to the consultant to be delivered over 12 months as follows: 200,000 shares to be delivered to the Company’s transfer agent in the Consultant’s name upon signing the contract. 400,000 restricted, Company, common shares to be delivered over 12 months as follows: Earned and vested monthly starting at the end of month 4 through 11 in 44,444 equal share increments. In month twelve, 44,448 shares shall be earned and vested. The Company expensed common shares pro-ratably over the service period and recorded stock compensation expense of $136,183 for shares vested and issued of 222,220 shares for the nine months ended September 30, 2025 and $0 for shares vested and issuable of 44,448 as of September 30, 2025 and for the nine months ended September 30, 2025. The Company issued 133,332 shares from shares issuable from December 31, 2024 during the nine months ended September 30, 2025.

●	Issuances of Shares for Accrued Salaries Settlement – The Company issued 1,340,598 common stock shares to its employees for prior year accrued wages of $536,251. The accrued amount of $536,251 was settled with issuance of 1,340,598 common shares. As a result, the Company recorded a loss on debt settlement of $589,989 based on fair value during the nine months ended September 30, 2025.

●	Common Stock and Preferred D Shares Issuable from Additional Borrowings from Notes Payable to Shareholder ($500,000) – On March 21, 2025, the Company entered into a Loan Authorization and Agreement for a loan of $500,000 from a shareholder, the proceeds of which were to be used for working capital purposes. The loan has an interest rate of 12.5% per annum and is due within 6 months from the date of the agreement. Furthermore, the Company is required to issue 10,000 preferred C shares (issued on April 10, 2025) and 225,000 common stock shares (issued on April 10, 2025) under the agreement. These shares were calculated at fair value at the date of issuance and the Company recorded interest expense of $427,750. The $500,000 was converted to preferred stock C during the nine months ended September 30, 2025.

●

Issuances of Shares for Accrued Salaries Settlement – On September 30, 2025, the Company entered into a settlement agreement with its employees by converting accrued salaries of $1,266,670 for the period from January 1, 2025 to June 30, 2025 to common shares at a price of $1.21 per share which resulted in common stock issuable of 1,046,836. The fair value of the common share price was $2.20 at the date of the settlement, which resulted a loss on settlement of debt in the amount of $1,036,369 for the nine months ended September 30, 2025.

●	Issuances of Common Shares for Related Party Loan Payable – In July 2025, the Company issued 520,000 common shares for related party loan inducement with the fair value at $334,092.

●	Issuances of Common Shares from Common Share Issuable - During the nine months ended September 30, 2025, the Company issued 133,332 common shares in the amount of $83,555 from common share payable.

●	Common Share Issuable of 44,448 valued at $20,070 – During the nine months ended September 30, 2025, the Company recorded 44,448 as common share issuable valued at $20,070 for consulting services.

●	Common Shares Issued for Consulting Services – During the nine months ended September 30, 2025, the Company issued 100,000 common shares for consulting services valued at $399,000.

NOTE 11 – RELATED PARTY TRANSACTIONS

The Company had the following related party transactions:

●	Royalty Payables – Limitless Performance Inc. (“LPI”), SMILZ INC. (“Smiles”), DIVATRIM INC. (“Divatrim”), and AMAROSE INC. (“Amarose,” and collectively with LPI, Smiles, and Divatrim, the “Licensors”) are all companies at least 50% owned by a shareholder of the Company. On December 1, 2021, the Company entered into manufacturing and distributorship license agreements (each, a “License Agreement”) with each of the Licensors to distribute each of the Licensors’ respective products and for payments to such Licensor for its product designs and distribution rights. Pursuant to the License Agreements, and each of them, the Company agreed to pay to such Licensors royalty payments equal to 4.00% of gross sales, excluding returns, chargebacks, and other such allowances. On October 1, 2023, the Company terminated each of the License Agreements; however, the Company maintained its license for NZT-48 with LPI. As of September 30, 2025 and December 31, 2024, the royalty payable was $0 and $220,535, respectively.

●	Notes Payable to Shareholder – The Company had various notes payable with its shareholder who is the Chief Executive Officer of the Company. As of September 30, 2025 and December 31, 2024, the Company had $0 and $5,144,460 outstanding. The amount outstanding at December 31, 2024 was converted to preferred C and D shares during the nine months ended September 30, 2025. Refer to Note 8.

●	Notes Payable to Related Parties – The Company entered into various notes payable with shareholders of the Company. As of September 30, 2025 and December 31, 2024, the Company had $188,523 and $436,747 outstanding, respectively. The amount outstanding at December 31, 2024 was converted to preferred C shares during the nine months ended September 30, 2025.

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

NOTE 13 – SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred after September 30, 2025. During this period, the Company did not have any material recognizable subsequent events required to be disclosed other than the following:

●	On November 10, 2025, the Company issued 6,750 common shares for consulting services.

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

On June 10, 2022, Bio Lab changed its name to Limitless X Holdings Inc. (“we,” “us,” or “our”).

RESULTS OF OPERATION

For the Three Months Ended September 30, 2025 Compared to the Three Months Ended September 30, 2024:

	(Unaudited)
	Three Months Ended June 30,
			(restated)
	2025		2024		Changes
		% of		% of
	Amount	Sales	Amount	Sales	Amount	%
Revenue
Product sales	$247,868	100.0%	$607,161	100.0%	$(359,293)	-59.2%
Total revenue	247,868	100.0%	607,161	100.0%	(359,293)	-59.2%

Cost of sales
Cost of sales	59,753	24.1%	154,287	25.4%	(94,534)	-61.3%
Total cost of sales	59,753	24.1%	154,287	25.4%	(94,534)	-61.3%

Gross profit	188,115	75.9%	452,874	74.6%	(264,759)	-58.5%

Operating expenses:
General and administrative	701,560	283.0%	54,620	9.0%	646,940	1184.4%
Advertising and marketing	208,557	84.1%	542,081	89.3%	(333,524)	-61.5%
Salaries and compensation	520,001	209.8%	358,250	59.0%	161,751	45.2%
Total operating expenses	1,430,118	577.0%	954,951	157.3%	475,167	49.8%

Income (loss) from operations	(1,242,003)	-501.1%	(502,077)	-82.7%	(739,926)	147.4%

Other income (expense)
Interest expense	(134,993)	-54.5%	(194,063)	-32.0%	59,070	-30.4%
Other income	(24,702)	-10.0%	-	0.0%	(24,702)	n/a
Gain (Loss) on debt settlement	(1,665,369)	-671.9%	(15,445)	-6.2%	(1,649,924)	10682.6%
Other expense	-	0.0%	(15,000)	-6.1%	15,000	-100.0%
Total other income (expense), net	(1,825,064)	-736.3%	(224,508)	-37.0%	(1,600,556)	712.9%

Income (loss) before income tax provision	(3,067,067)	-1237.4%	(726,585)	-119.7%	(2,340,482)	322.1%

Income tax provision	-	0.0%	-	0.0%	-	n/a

Net income (loss)	$(3,067,067)	-1237.4%	$(726,585)	-119.7%	$(2,340,482)	322.1%

Product Sales – Our product sales decreased by $0.4 million to $0.3 million for the three months ended September 30, 2025 as compared to $0.6 million for the three months ended September 30, 2024. In 2024, there was a shift in our marketing and selling strategies, including a change in performance marketers and platforms, which resulted in the decrease of product sales.

Cost of Sales – Our cost of sales decreased from $0.2 million, or 25.4% of sales, in the three months ended September 30, 2024 to $0.1 million, or 24.1% of sales, in the three months ended September 30, 2025. As operations decreased during the period, so did our costs for freight, inventory, and other supplies.

Operating Expenses – During the three months ended September 30, 2025, we recognized $1.4 million in operating expenses compared to $1.0 million for the three months ended September 30, 2024. The increase of $0.5 million was primarily due to stock compensation expense and offset by decrease in advertising and marketing spendings.

Other Income or Expense – During the three months ended September 30, 2025, the Company also recorded interest expense of approximately $0.2 and a gain on debt settlement of $1.7 million during the three months ended September 30, 2025 compared to $0.2 million of interest expense during the three months ended September 30, 2024.

For the Nine Months Ended September 30, 2025 Compared to the Nine Months Ended September 30, 2024:

	(Unaudited)
	Nine Months Ended Sepember 30,
			(restated)
	2025		2024		Changes
		% of		% of
	Amount	Sales	Amount	Sales	Amount	%
Revenue
Product sales	$802,396	100.0%	$3,024,112	100.0%	$(2,221,716)	-73.5%
Total revenue	802,396	100.0%	3,024,112	100.0%	(2,221,716)	-73.5%

Cost of sales
Cost of sales	263,787	32.9%	797,565	26.4%	(533,778)	-66.9%
Total cost of sales	263,787	32.9%	797,565	26.4%	(533,778)	-66.9%

Gross profit	538,609	67.1%	2,226,547	73.6%	(1,687,938)	-75.8%

Operating expenses:
General and administrative	4,618,756	575.6%	938,490	31.0%	3,680,266	392.1%
Advertising and marketing	475,978	59.3%	1,939,391	64.1%	(1,463,413)	-75.5%
Salaries and compensation	1,695,221	211.3%	1,345,835	44.5%	349,386	26.0%
Total operating expenses	6,789,955	846.2%	4,223,716	139.7%	2,566,239	60.8%

Income (loss) from operations	(6,251,346)	-779.1%	(1,997,169)	-66.0%	(4,254,177)	213.0%

Other income (expense)
Interest expense	(616,708)	-76.9%	(420,868)	-13.9%	(195,840)	46.5%
Other income	36,186	4.5%	7,902	0.3%	28,284	357.9%
Gain (Loss) on debt settlement	(35,458,137)	-4419.0%	(33,112)	-1.1%	(35,425,025)	106985.5%
Other expense	-	0.0%	(7,825)	-0.3%	7,825	-100.0%
Total other income (expense), net	(36,038,659)	-4491.4%	(453,903)	-15.0%	(35,584,756)	7839.7%

Income (loss) before income tax provision	(42,290,005)	-5270.5%	(2,451,072)	-81.1%	(39,838,933)	1625.4%

Income tax provision	-	0.0%	915	0.0%	(915)	n/a

Net income (loss)	$(42,290,005)	-5270.5%	$(2,451,987)	-81.1%	$(39,838,018)	1624.7%

Product Sales - Our product sales decreased by $2.2 million to $0.8 million for the nine months ended September 30, 2025 as compared to $3.0 million for the nine months ended September 30, 2024. In 2024, there was a shift in our marketing and selling strategies, including a change in performance marketers and platforms, which resulted in the decrease of product sales.

Cost of Sales - Our cost of sales decreased from $0.8 million, or 26.4% of sales, in the nine months ended September 30, 2024 to $0.3 million, or 32.9% of sales, in the nine months ended September 30, 2025. As operations decreased during the period, so did our costs for freight, inventory, and other supplies.

Operating Expenses - During the nine months ended September 30, 2025, we recognized $6.9 million in operating expenses compared to $4.2 million for the nine months ended September 30, 2024. The increase of $2.6 million in operating expenses was primarily due to stock compensation expense of approximately $3.8 million recorded in the nine months ended September 30, 2025 and none in the previous same period and off-set by decrease in advertising and marketing expenses of $1.5 million.

Other Income or Expense - During the nine months ended September 30, 2025, we had loss on settlement of in the amount of $35.5 million due to the conversion of loans in the amount of $35.5, primarily from our CEO and principal shareholder into shares of our common stock, in compared to none in prior year same quarter. The Company also recorded interest expense of $0.6 million during the nine months ended September 30, 2025 compared to $0.4 million during the nine months ended September 30, 2024.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

During the nine months ended September 30, 2025, net cash used in operating activities was $1.1 million. The cash used in operating activities was primarily due to net loss of approximately $42.3 million and off-set by loss on settlement of debt of $35.5 million and stock compensation expense of $3.5 million.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2025 was $0.9 million. This amount was incurred by increased borrowings from a stockholder and related parties.

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

Based on management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as a result of the material weakness described below, as of September 30, 2025, our disclosure controls and procedures were not effective. Our disclosure controls were not designed at a reasonable assurance level and are ineffective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURE

Not Applicable.

ITEM 5. OTHER INFORMATION

Series D Dividend Waiver Agreements signed by Related Parties

Effective as of September 30, 2025, the Company entered into dividend waiver agreement (each, a “Dividend Waiver Agreement” and collectively, the “Dividend Waiver Agreements”) with all holders of the Company’s Series D Preferred Stock. The holders consisted of Jaspreet Mathur, the Company’s Chief Executive Officer (“CEO”); Emblaze One, Inc. (“Emblaze”), an entity wholly owned by the CEO; and EM1 Capital, LLC (“EM1”), an entity wholly owned by the CEO.

As of September 30, 2025, the Company had accrued and unpaid dividends on the Series D Preferred Stock in the amounts of $526,799 owed to Mr. Mathur, $4,658 owed to Emblaze, and $7,968 owed to EM1. Pursuant to the Waiver Agreements, each holder irrevocably waived its right to receive all accrued and unpaid dividends on the Series D Preferred Stock from the date of issuance through and including September 30, 2025, which totaled $539,444 in the aggregate. The form of Dividend Waiver Agreement executed by each holder of Series D Preferred is filed as Exhibit 10.3 to this Quarterly Report on Form 10-Q.

Third Amendment to License Agreement and Royalty Payment Waiver

Limitless Performance Inc. (“LPI”), Smilz, Inc., Divatrim In.c (“Divatrim”) and Amarose, Inc (“Amarose”) (individually, each is a “Licensor” and collectively, the “Licensors”) are companies at least 50% owned by Mr. Jaspreet Mathur, the Company’s CEO. On December 1, 2021, the Company entered into license agreements with each Licensor to manufacture and distribute their products, paying royalties of 4% of gross sales (excluding returns and allowances).

On October 1, 2023, the Company terminated its License Agreements with Smilz, Divatri and Amarose. Pursuant to amendments dated January 24, 2025 and May 20, 2025, the Company modified its Manufacturing and Distribution License dated December 1, 2021 with LPI (“LPI License Agreement”) to restrict the license to NZT-48 products (one of the Company’s nutritional supplements) and discontinued licensing certain gummy products. As of this termination date, royalties payable totaled $1,557,432, and inventories returned to Licensors were valued at $2,363,151, resulting in net receivables of $805,719. This amount was offset against a note payable to the shareholder as of December 31, 2023.

Effective as of September 2025, the Company and LPI amended the LPI License Agreement pursuant to a Third Amendment (“Third Amendment”) in which LPI waived $260,602 in royalties due through September 30, 2025, and confirmed its waiver of all royalties under the LPI License Agreement for the period ending on December 31, 2027. A copy of the Third Amendment is filed as Exhibit 10.4 to this Quarterly Report on Form 10-Q.

Rule 10b-5 Trading Plans

Our directors and executive officers may from time to time enter into plans or other arrangements for the purchase or sale of our common stock that are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or may represent a non-Rule 10b5-1 trading arrangement under the Exchange Act. During the nine ended September 30, 2025, no such plans or other arrangements were adopted or terminated.

ITEM 6. EXHIBITS

Exhibits. The following is a complete list of exhibits filed as part of this Form 10-Q. Exhibit numbers correspond to the numbers in the Exhibit Table of Item 601 of Regulation S-K.

10.1	Promissory Note dated July 11, 2025 by and between the Company and EM1 Capital LLC (incorporated by reference to Exhibit 10.1 in the Company’s Current Form 8-K filed with the SEC on July 14, 2025).
10.2	Warrant Agreement dated July 11, 2025, by and between the Company and EM1 Capital, LLC (incorporated by reference to Exhibit 10.2 in the Company’s Current Form 8-K filed with the SECon July 14, 2025)
10.3*	Third Amendment to Manufacturing and Distribution Licensing Agreement effective as of September 30, 2025, by and between the Company
10.4*	Form of Dividend Waiver Agreement, effective as of September 30, 2025 by and between the Company and holders of the Company’s Series D Preferred Stock
31.1*	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a) Under the Securities Exchange Act of 1934
31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934
32.1*	Certification of Chief Executive Officer under Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer under Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as an Inline XBRL document and included in Exhibit 101)

*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIMITLESS X HOLDINGS INC.
(Registrant)

Dated: November 19, 2025	By:	/s/ Jaspreet Mathur
Jaspreet Mathur
(Chief Executive Officer,
Principal Executive Officer)

Dated: November 19, 2025	By:	/s/ Benjamin Chung
Benjamin Chung
(Chief Financial Officer, Principal Financial Officer and Principal Accounting Officer)

