Form 10-K
period 2025-12-31
Limitless X Holdings Inc.
filed 2026-04-15
CIK 1803977

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of voting stock held by non-affiliates of the Registrant on June 30, 2025 based on the closing bid price of $0.63 for shares of the registrant’s common stock as reported by the OTCQB, was approximately $2,806,038. Shares of common stock beneficially owned by each executive officer, director, and holder of more than 10% of our common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The registrant had 18,506,957 outstanding shares of common stock, par value $0.0001, as of April 13, 2026.

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

ITEM 1. BUSINESS.

Overview

Limitless X Holdings, Inc. is a Delaware corporation building a diversified ecosystem across health, wellness, entertainment, and media-driven brand development. As of January 1, 2026, the Company conducts business through four wholly owned subsidiaries: Limitless X, Inc., a Nevada corporation (“Limitless X”), Limitless Films, Inc., a Florida corporation (“Limitless Films”), Limitless Entertainment Group, Inc., a Florida corporation (“Limitless Entertainment”) and BodyCor, Inc., a Nevada corporation (“BodyCor”).

Limitless X, Inc.

Limitless X, operates a direct-to-consumer e-commerce platform supporting a diversified portfolio of health, wellness, and consumer packaged goods, and serves as the Company’s primary commercial engine across direct-to-consumer, Amazon, and retail channels. The Company offers premium dietary supplements and lifestyle products designed for mass-market adoption, with a focus on convenient delivery formats and repeat consumer use. The product portfolio includes the flagship NZT-48 line—comprised of NZT-48 Original, NZT-48 Lion’s Mane, NZT-48 For Her, and NZT-48 NAD+ Gummies—along with OneShot Nootropic Pre-Workout, SuperSlim Gummies, HYDR8 Creatine + Hydration Gummies, SuperShrooms Functional Mushroom Gummies, Super Greens Daily Greens, and Nootropic Coffee Concentrates. These products are designed to address consumer demand for cognitive support, energy, recovery, weight management, and general wellness.

Limitless X entered into agreements to develop signature premium supplement product lines for Manny Pacquiao, considered one of the greatest boxers of all time and the only eight-division world champion in boxing history, and Paul Michael DelVecchio Jr. (known professionally as DJ Pauly D), a professional DJ and music producer and former reality TV star. These partnerships are designed to expand our portfolio of nutritional and consumer packaged goods by leveraging each partner’s global visibility, performance-focused lifestyle, and strong brand influence. The new signature lines will complement the Company’s existing wellness offerings and are intended to strengthen our position in both the health and entertainment-driven consumer markets. The Company is pursuing international expansion initiatives in the Middle East, the Philippines, and India.

BodyCor, Inc.

BodyCor was established to consolidate and scale technology-driven wellness initiatives across the Limitless X ecosystem. The Company intends to develop AI-assisted digital wellness tools that enhance the customer experience around existing and planned products, including personalized nutrition guidance, product education, habit formation, and engagement. BodyCor will serve as a centralized technology and data innovation layer that supports consumer engagement, personalization, and long-term brand intelligence.

In January 2026, the Company acquired a 60% controlling equity interest in DING, a food and nutrition-focused technology platform that operates with an existing commercial partnership with Instacart, enabling grocery ordering and fulfillment through Instacart’s platform. Te Company obtained the contractual right, but not the obligation, to acquire up to 100% of DING. The Company intends to integrate DING under BodyCor to enhance data-driven meal planning, commerce enablement, and nutrition-related engagement capabilities across the Limitless X ecosystem.

Integrated Strategy

The Company’s strategy involves combining consumer product sales, content production, live events, and technology-enabled platforms across its operating subsidiaries. The Company believes this integrated approach may support customer acquisition efficiency and revenue diversification over time. The Company’s competitive advantage is derived from a tightly integrated ecosystem of leadership, operating subsidiaries, strategic partners, and cultural influencers, unified by a disciplined execution framework and a shared vision for scalable brand creation across health, wellness, entertainment, and digital commerce. The Company maintains strategic relationships with globally recognized individuals such as Manny Pacquiao, Floyd Mayweather Jr., and DJ Pauly D, which provide unique reach across sports, entertainment, and lifestyle audiences.

Leadership

Jaspreet (“Jas”) Mathur is a disciplined founder-operator with nearly three decades of experience building, scaling, and monetizing digital platforms, consumer brands, and multi-vertical operating businesses. His career spans direct-to-consumer commerce, consumer-packaged goods, online media, and entertainment, with ventures that have collectively generated hundreds of millions of dollars in cumulative revenue. His operating edge is rooted in customer acquisition, brand economics, capital efficiency, and repeatable execution.

Mr. Mathur began building revenue-generating digital businesses in his early teens, creating proprietary platforms that produced meaningful cash flow while still in high school. By his late teens, he achieved his first seven-figure outcome. Over the following years, he launched and scaled multiple high-growth ventures across performance marketing, online media, consumer electronics, and direct-to-consumer brands, supported by scalable infrastructure and disciplined operating systems.

As an executive and producer, Mr. Mathur is known for assembling high-leverage teams and forming strategic relationships across capital markets, media, sports, and consumer industries. He has structured, financed, and overseen live events and branded media across film and television, leveraging content as a strategic asset to expand distribution, strengthen brand equity, and drive monetization across operating platforms.

In parallel with his operating career, Mr. Mathur executed a complete physical and mental transformation, losing more than 250 pounds through structured nutrition, training, and behavioural discipline. Mr. Mathur’s first-hand experience and perspective helps to inform Limitless X’s product development, brand positioning, and consumer engagement strategy, enabling authentic resonance, retention, and long-term brand trust with a global audience.

In 2022, Mr. Mathur took Limitless X Holdings Inc. public, positioning the Company as a platform designed to unify his operating philosophy into a scalable brand ecosystem and durable revenue engine. As Chairman and Chief Executive Officer, he remains focused on disciplined execution, ecosystem expansion, and long-term shareholder value, grounded in a single core belief: when people are empowered with the right products, systems, and relationships, there are no limits to what they can achieve.

Dietary Supplements and Consumer Packaged Goods

The current products offered by Limitless X are:

NZT-48 Original:

NZT-48 is a nootropic supplement designed to support cognitive function, including memory, mental speed, and focus, and to promote a positive mood. NZT-48’s formula is crafted from over 20 premium ingredients. Notable ingredients include (a) ginkgo biloba, which has traditionally been used to support healthy circulation and cognitive function, and (b) alpha GPC, which is believed to support the body’s natural production of acetylcholine, a neurochemical associated with memory and learning. With this state-of-the-art formula, NZT-48 is formulated to support focus, mental endurance, and sustained energy without the jitters commonly associated with stimulants. The name NZT-48 is (and other similarly-branded products are) inspired by a fictional concept from popular culture and is not intended to suggest that the product provides drug-like effects or therapeutic benefits.

NZT-48 Lions Mane:

NZT-48 Lion’s Mane is an everyday nootropic supplement formulated to support cognitive functions, including memory, mental speed, and focus, and to help promote a positive mood. This product is formulated to help support mental clarity, creativity, and sustained energy, and it is 100% vegan, non-GMO, and gelatin-free. Among the other 20+ clinically coordinated ingredients such as ginkgo biloba, theobromine, and alpha GPC, the namesake ingredient in this product’s formula is Lion’s Mane. Lion’s Mane is a functional mushroom that has been the subject of research exploring its potential role in supporting cognitive health and nerve growth factor (NGF) production.

NZT-48 For Her:

NZT-48 For Her is a nootropic supplement comprising a specially tailored blend for women. This product contains 23+ nutrients, including GABA and DHA, formulated to support mood, creativity, energy, and an overall sense of calm. DHA, a type of Omega-3 fatty acid primarily found in fish oil that has been extensively researched, is a fundamental building block of brain tissue, contributing to mental clarity, focus, and cognitive agility. GABA is a naturally occurring amino acid commonly included in supplements formulated to promote relaxation and support a calm mental state.

OneShot Nootropic Pre-Workout:

This product is a nootropic pre-workout supplement formulated with nitric oxide precursors, L-Arginine, and BCAAs, and is designed to support focus, endurance, and power during workouts. Additionally, the essential amino acids contained in this product are included to help support muscle recovery and maintenance as part of a regular exercise program.

Nootropic Coffee Concentrates:

Nootropic Coffee Concentrates are a line of coffee concentrate products formulated with nootropic ingredients and containing zero sugar. The products are designed to be prepared by mixing with water and are intended to support cognitive function and sustained energy.

HYDR8 Creatine + Hydration Performance Gummies:

HYDR8 Creatine + Hydration Gummies are a dietary supplement in gummy form containing Creatine HCl, vitamins, and electrolytes. The product is designed to support muscle performance, recovery, and hydration.

SuperSlim Gummies:

SuperSlim Gummies are a dietary supplement formulated to support metabolism, appetite control, and weight management. Key ingredients include Red Orange Extract, Garcinia Cambogia, Fibersol® fiber, and anandamide. The product contains 0g sugar per serving.

SuperShrroms Smart Focus Gummies:

SuperShrooms Smart Focus Gummies are a dietary supplement containing a blend of 10 functional mushroom varieties, including Lion’s Mane, Reishi, Cordyceps, Chaga, Turkey Tail, and Shiitake. The product is designed to support cognitive function, stress management, energy, and immune health.

SuperFoods Super Greens Blend Gummies:

SuperFoods Super Greens Blend Gummies are a dietary supplement in gummy form containing organic greens, antioxidant-rich fruit extracts, and digestive enzymes. The product contains 0g sugar per serving and is designed to support nutritional supplementation and digestive health.

NZT-48 NAD+ Nocotinamide Adenine Gummies:

NZT-48 NAD+ Gummies are a dietary supplement in mango-flavored gummy form containing NAD+ (Nicotinamide Adenine Dinucleotide) and the Company’s NZT-48 Nootropic Blend and is designed to support cognitive function, energy, and recovery.

Licensing of Nutritional Products

NZT-48, our flagship nootropic supplement, is licensed from Limitless Performance, Inc. (“LPI”), a company wholly owned by Jas Mathur, our Chief Executive Officer, pursuant to a Manufacturing & Distribution License Agreement dated December 1, 2021 (the “NZT-48 License Agreement”). The NZT-48 License originally covered multiple products but was partially terminated on November 1, 2023, leaving NZT-48 as the sole product currently licensed under the agreement. In January 2025, we filed the First Amendment to the Manufacturing and Distributorship Licensing Agreement, under which Mr. Mathur agreed to waive all royalty payments under the NZT-48 License Agreement for a period of three years. Under the NZT-48 License Agreement and its amendments, LPI granted the Company a non-exclusive license to design, manufacture, promote, sell, and distribute NZT-48, a nootropic supplement formulated to support cognitive enhancement, including improved memory, speed, focus, and mood. The agreement has a five-year term and automatically renews for additional five-year periods unless either party provides notice of termination at least six months prior to the end of the term. LPI may terminate prior to the end of the term only for cause. After December 31, 2027, if Mr. Mathur does not extend the royalty waiver, the Company will be obligated to pay royalties of 4 percent on the gross sales of NZT-48.

In addition, the Company’s Chairman and Chief Executive Officer holds a separate license to manufacture, market, and distribute products under Floyd Mayweather’s “TMT – The Money Team” brand. The Company intends to bring this license into the Company and leverage it to develop, manufacture, and distribute a line of branded consumer and nutritional products under the TMT name. This initiative is expected to further expand the Company’s branded product portfolio and capitalize on the global recognition and commercial strength of the TMT brand.

Earlier this year, we also entered into agreements to develop signature series product lines for both Manny Pacquiao and Paul Michael DelVecchio Jr. (known professionally as DJ Pauly D). These partnerships are designed to expand our portfolio of nutritional and consumer packaged goods by leveraging each partner’s global visibility, performance-focused lifestyle, and strong brand influence. The new signature lines will complement the Company’s existing wellness offerings and are intended to strengthen our position in both the health and entertainment-driven consumer markets.

Services

Limitless Entertainment Group Inc., the Company is building a platform designed to identify, develop, acquire, and scale distinctive consumer brands and technology-enabled ventures. This platform is intended to support a range of offerings that enhance consumer engagement across the health and wellness value chain, including personalized, goal-oriented solutions tailored to individual preferences, lifestyle behaviors, and performance objectives. As part of this strategy, the Company has acquired a controlling interest in DING, a food and nutrition-focused technology platform that operates with an existing commercial partnership with Instacart, pursuant to which grocery ordering and fulfillment are enabled through Instacart’s infrastructure. The DING platform is expected to generate revenue based on consumer activity and commerce facilitated through Instacart, while also supporting data-driven meal planning, nutrition engagement, and product discovery initiatives that complement the Company’s branded consumer products.

At present, the Company does not offer advisory or service-based programs as standalone offerings, and any future digital, advisory, or experiential components remain in the planning and development stage. There can be no assurance that such offerings will be launched, or if launched, that they will achieve commercial adoption or profitability.

Leveraging management’s experience in business strategy, health and nutrition, technology integration, and brand development, these subsidiaries are intended to serve as the operational vehicles through which e-commerce brands, digital platforms, and related ventures are conceived, launched, and scaled. While the Company’s current primary focus remains on direct-to-consumer product sales, the integration of technology platforms such as DING is intended to enhance consumer engagement, expand monetization opportunities through commerce-enabled partnerships, and support long-term growth, operating leverage, and customer retention across the broader Limitless X ecosystem.

Product Development

We leverage internal resources and strategic partnerships to develop and commercialize premium consumer products in collaboration with major influencers, athletes, and celebrities through structured service arrangements in which the Company holds equity interests, aligning brand growth with long term shareholder value.

This initiative is led by President Daniel Sanders, whose extensive experience spans the full product lifecycle, including concept development, formulation, branding, regulatory positioning, commercialization, and national distribution. Under his leadership, the Company employs a disciplined, compliance first approach to product development, ensuring all formulations, claims, labeling, and marketing materials are designed to meet applicable regulatory standards from inception.

Our development process includes comprehensive market research, competitive analysis, formulation benchmarking, consumer insights, pricing strategy, and go to market planning. Particular emphasis is placed on regulatory readiness, including ingredient vetting, label accuracy, substantiation of product claims, and adherence to FDA, FTC, and applicable state guidelines. For athlete facing products, additional safeguards are implemented to ensure products are athlete safe, compliant with applicable sport’s governing body standards, and suitable for professional and high-performance use.

We oversee product concept development, packaging design, and regulatory positioning to ensure each product is built for both direct to consumer performance and long-term retail scalability. Mr. Sanders’ prior experience developing products for distribution through major national retailers provides the Company with operational insight into retailer compliance requirements, margin structures, quality documentation, and onboarding processes. In addition, the Company facilitates key introductions to experienced partners across public relations, information technology, legal, regulatory, and logistics functions, while designing scalable operational workflows to support growth.

Product Manufacturing

We maintain comprehensive oversight of the manufacturing lifecycle, including ingredient sourcing, contract manufacturer selection, supply chain management, and ongoing quality assurance. All manufacturing partners are subject to rigorous vetting, including verification of current Good Manufacturing Practices compliance, audit history, and production capacity.

Under Mr. Sanders’ leadership, the Company implements standardized quality control protocols, batch testing procedures, certificate of analysis verification, and documentation processes designed to ensure consistency, traceability, and regulatory compliance. Manufacturing workflows are structured to support product integrity, shelf stability, and scalability while minimizing operational and regulatory risk.

This disciplined approach enables the Company to confidently support professional athletes, brand ambassadors, and retail partners with products that meet stringent safety, quality, and compliance standards.

Product Distribution and Fulfilment

Our product distribution and fulfilment strategy is designed to maximize operational efficiency, data security, and regulatory compliance while supporting scalable growth across sales channels.

For direct-to-consumer sales, all operations are managed in house. Online sales are conducted through the Company’s owned and operated e commerce platform utilizing Shopify as the primary sales infrastructure. Order management, shipping, and logistics are coordinated through ShipStation, allowing for streamlined fulfilment workflows, real time tracking, and efficient delivery across key markets. This in house model provides the Company with full visibility into sales performance, inventory levels, customer behavior, and fulfilment metrics while ensuring control over brand presentation and customer experience.

At this time, larger scale offline distribution and centralized warehousing have not yet been implemented. The Company’s strategic intention is to expand into a larger, dedicated warehouse facility as volume and distribution requirements increase. This approach is designed to allow the Company to internalize fulfilment operations at scale, maintain ownership and control of proprietary sales and customer data, and minimize reliance on third party logistics providers. By avoiding the use of external 3PL platforms for core fulfilment functions, the Company aims to protect customer data integrity, ensure compliance with applicable privacy standards, and retain direct oversight of inventory, shipping, and returns processes.

This phased distribution strategy supports near term operational efficiency while positioning the Company for long term scalability, data driven decision making, and enhanced operational control as the consumer-packaged goods portfolio continues to grow.

Integrated Brand-Led Marketing Execution

The Company’s marketing strategy is designed to increase consumer awareness, demand, and long-term preference for the brands it owns or partners with. The in-house team oversees the full marketing lifecycle—content ideation, creative development, channel selection, distribution strategy, and performance optimization—ensuring consistent brand positioning across all consumer touchpoints.

Marketing execution incorporates a diversified mix of strategies, including product sampling initiatives, participation in consumer and industry trade events, and the production of high-profile, celebrity-driven activations where the Company and its brands are prominently featured. These experiential efforts are complemented by a strong emphasis on social and digital platforms, which serve as the primary drivers for consumer engagement, storytelling, and community building.

Digital advertising and online resources are deployed with a data-driven focus on increasing consumer trial, repeat usage, and brand affinity, while reinforcing premium positioning and regulatory compliance.

Competitive Strengths

The Company believes its competitive position is supported by the integration of its operating subsidiaries, which span consumer products, entertainment and media, and technology-enabled wellness initiatives. The Company’s business model is designed to allow its subsidiaries to support one another through shared customer relationships, marketing resources, and brand visibility. The Company combines branded consumer products, content production, and technology-enabled commerce across its operating subsidiaries.

At the center of this ecosystem is the leadership team assembled by our Chairman and Chief Executive Officer, Jas Mathur, whose three-decade track record spans direct-to-consumer commerce, consumer packaged goods, digital media, and brand-driven operating platforms. However, the Company’s strength extends well beyond any one individual. Limitless X has deliberately built a management structure that combines entrepreneurial execution with institutional discipline, supported by seasoned operators, product innovators, and strategic partners across its operating subsidiaries.

A key pillar of this leadership expansion is the appointment of Daniel Sanders as President. Mr. Sanders brings deep operational expertise in product development, formulation, manufacturing, regulatory navigation, and national retail distribution, having played an integral role in building and scaling consumer health and wellness products distributed through major U.S. retailers including Walmart, Costco, Sam’s Club, Target, Kroger, Whole Foods, and GNC. His background significantly strengthens the Company’s ability to transition from high-margin direct-to-consumer success into large-scale retail, international expansion, and institutional-grade supply chain execution, materially reducing execution risk while expanding the Company’s addressable market.

The Company’s subsidiaries are intentionally structured to reinforce one another rather than operate in isolation. Our direct-to-consumer wellness and consumer products platform provides proprietary customer relationships, recurring revenue, and real-world product validation. Our entertainment and media initiatives create premium brand exposure, culturally relevant content, and differentiated customer acquisition channels. Complementing these efforts, our technology and AI-focused initiatives under BodyCor Inc., including the integration of DING, are designed to enhance personalization, engagement, and monetization across the ecosystem.

Through its controlling interest in DING, a food and nutrition-focused technology platform with an existing commercial partnership with Instacart, the Company gains access to a commerce-enabled distribution layer that connects digital engagement directly to consumer purchasing behavior. DING enables meal planning, nutrition engagement, and grocery fulfilment through Instacart’s infrastructure, allowing the Company to participate economically in commerce activity generated through the platform. This model extends the Company’s reach beyond traditional product sales by embedding Limitless X into everyday consumer decision-making around food, nutrition, and lifestyle, while generating incremental revenue streams tied to commerce activity rather than solely advertising or subscriptions.

Further strengthening this platform is the Company’s access to high-impact cultural and athletic figures who function not as passive endorsers, but as strategic brand partners and ecosystem participants. Longstanding relationships with globally recognized individuals such as Manny Pacquiao, Floyd Mayweather Jr., and DJ Pauly D provide unique reach across sports, entertainment, and lifestyle audiences that are typically inaccessible to emerging brands. These relationships enable authentic storytelling, accelerated trust-building with consumers, and high-efficiency customer acquisition across both product and digital commerce channels, including technology-enabled platforms such as DING.

Importantly, Limitless X does not rely on transactional influencer marketing. Instead, the Company leverages long-term relationship equity, aligned incentives, and platform participation to create sustained brand momentum. This approach enhances content credibility, improves conversion economics, and supports premium brand positioning while mitigating the volatility and rising costs associated with traditional paid media strategies.

The Company uses consumer data and performance analytics to inform product development, marketing, and distribution decisions. These data sources include information derived from the Company’s e-commerce platform and, as development progresses, digital engagement and commerce activity facilitated through platforms such as DING. The Company believes this data-informed approach supports more efficient resource allocation and product development.

Collectively, the integration of experienced leadership, complementary subsidiaries, commerce-enabled technology platforms, proprietary operating infrastructure, and culturally influential strategic partners positions Limitless X to build durable, scalable brands with strong unit economics and multiple monetization pathways. This multi-dimensional platform provides competitive insulation, execution leverage, and a clear pathway toward institutional relevance and long-term shareholder value creation.

Intellectual Property and Brand Ownership

All brands in the Company’s portfolio are owned by Limitless X Inc., except for NZT-48, which is owned by Limitless Performance Inc., a company that is 100% owned by Jaspreet Mathur. This centralized ownership structure enables strong operational oversight, accelerated brand development, and strategic alignment across the portfolio. As the Company continues to grow, this framework provides a scalable foundation for integrating, acquiring, or incubating additional brands while maintaining consistency and control.

Influencer Access, Brand Reach and Strategic Distribution Advantage

Limitless X benefits from a uniquely positioned ecosystem at the intersection of sports, entertainment, wellness, and digital media, built through years of high caliber sponsorships, premium event participation, and deep-rooted relationships across complementary industries. Through company sponsored entertainment and sports activations, Limitless X has established strong brand visibility and earned trusted access to elite talent networks that are typically inaccessible through traditional influencer marketing channels.

At the center of this ecosystem is the Company’s Chairman and CEO, whose personal brand and longstanding relationships span professional sports, global entertainment, music, film, social media, and high impact digital creators. With a combined social reach exceeding 11+ million followers on Instagram alone, supported by consistent motivational and transformational content, this presence acts as a continuous inbound funnel for new influencers, athletes, and creators seeking authentic alignment with a credible, purpose driven platform. As a result, Limitless X does not compete for influencer attention. It attracts it.

This access is further amplified by the development of an exclusive, invitation only training and performance facility under Limitless Entertainment Group, created in partnership with Manny Pacquiao. The facility is being designed specifically for elite athletes, celebrities, and top tier influencers, serving not only as a private performance destination but also as a high value content hub. This environment enables the organic creation of premium, aspirational content across fitness, lifestyle, recovery, and personal transformation, content that influencers want to be part of and audiences actively engage with.

Our influencer network is intentionally curated rather than commoditized. It includes respected figures across music, film, professional athletics, fitness, wellness, nutrition, lifestyle media, social platforms, and public leadership, all unified by a shared belief in the core brand ethos: Look Good and Feel Great. What differentiates this network is not follower count alone, but authentic alignment, credibility, and influence within their respective communities.

The Company maintains strategic flexibility by structuring influencer relationships on a campaign-by-campaign basis, with compensation terms tailored to the individual, the product, and the target audience. This approach avoids long term restrictive contracts and allows management to deploy the most effective voices for each initiative, ensuring message integrity and audience relevance. Influencers are activated only where brand fit and performance alignment are strongest.

Limitless X executes influencer activation using its internal resources, proprietary relationships, and select external marketing agencies, allowing the Company to source, negotiate, and deploy talent at a fraction of prevailing market rates. This model eliminates the cost inefficiencies of traditional influencer marketplaces and agency markups, while maintaining access to premium talent and high-quality content distribution across Instagram, YouTube, podcasts, long form content, live appearances, and experiential events. Influencers distribute pre-approved content aligned with brand standards and are compensated through performance-based commissions directly tied to measurable sales outcomes.

All promoted products are distributed through the Company’s owned digital channels, creating a seamless path from content to conversion. This integrated model enables Limitless X to reach audiences ranging from core fitness consumers to high-net-worth individuals, while maintaining full control over brand messaging, data, and customer relationships.

The Company believes that its relationships across sports, entertainment, and wellness industries, together with its content creation capabilities, provide marketing and distribution advantages. The Company engages influencers on a campaign-by-campaign basis with compensation terms tailored to each initiative, and influencers distribute pre-approved content aligned with brand standards and are compensated through performance-based commissions tied to measurable sales outcomes.

MARKET FOR GLOBAL HEALTH AND WELLNESS

The global health and wellness market represents one of the largest and most resilient consumer-driven sectors worldwide, supported by long-term structural trends rather than short-term economic cycles. Industry research indicates that the wellness economy reached approximately $6.5–$7.0 trillion in 2024, reflecting sustained growth across physical fitness, nutrition, mental health, preventive care, and lifestyle optimization categories.

Current industry forecasts project the market to expand at a compound annual growth rate of approximately 6%–8%, positioning the sector to reach approximately $9–$10 trillion by 2029–2030, with continued expansion potentially exceeding $11 trillion by the mid-2030s, assuming stable macroeconomic and regulatory conditions. For example, Zion Market Research estimates that the health and wellness market will reach approximately $8.9 trillion by 2030, representing a compound annual growth rate of approximately 6.9% during the 2023–2030 period.

Market expansion is being driven by several long-term and reinforcing factors, including demographic and behavioral shifts such as aging populations, rising prevalence of chronic conditions, and increasing consumer emphasis on longevity, quality of life, and preventive health. Consumers are increasingly allocating discretionary spending toward proactive health and wellness solutions rather than reactive or episodic care. In parallel, the rapid adoption of digital health technologies, data-driven wellness platforms, and personalized health solutions has expanded accessibility, scalability, and consumer engagement across multiple wellness categories.

Growth is further supported by rising global middle-class populations, particularly in emerging markets, which are contributing to increased demand for wellness-related products and services. Additionally, employer-sponsored wellness initiatives and institutional adoption of preventive health programs continue to support stable demand across economic cycles.

Demand within the health and wellness sector has historically demonstrated relative resilience during periods of economic uncertainty, as consumers increasingly view health-related expenditures as essential rather than discretionary. Subsegments such as nutrition, mental wellness, fitness, and digital health solutions have exhibited particularly strong growth in recent years, including accelerated adoption following the COVID-19 pandemic.

Despite its size and growth trajectory, the global health and wellness market remains highly fragmented, with no single participant holding a dominant market share across the sector. This fragmentation presents opportunities for differentiated brands, technology-enabled platforms, and vertically integrated business models to capture targeted segments of the broader addressable market.

While market forecasts are inherently subject to uncertainty and may be affected by factors such as regulatory developments, changes in consumer preferences, technological disruption, and broader macroeconomic conditions, management believes that the underlying fundamentals of the global health and wellness sector support continued expansion and sustained demand growth over the long term.

LIMX’s business model is designed to address this convergence by operating as a hybrid wellness platform that integrates digital engagement with offline distribution and experiential access. Rather than relying exclusively on a single sales channel, LIMX intends to engage consumers through a combination of proprietary digital platforms, direct-to-consumer fulfillment, and strategic offline partnerships. This structure is intended to expand market reach, diversify revenue streams, and reduce dependence on any single distribution channel.

Through its digital infrastructure, LIMX seeks to support consumer education, personalization, subscription-based offerings, and ongoing engagement, while also leveraging data analytics and customer relationship management systems to better understand purchasing behavior across channels. In parallel, offline distribution is expected to support brand visibility, product trial, and access to consumer segments that may prefer or require in-person engagement. These offline channels may include retail distribution, wellness centers, fitness and lifestyle venues, events, and other third-party partners aligned with LIMX’s wellness-focused positioning.

The integration of digital and physical distribution is further supported by advances in supply chain management, logistics, and inventory optimization technologies, which enable coordinated fulfillment and consistent consumer experiences across channels. By aligning digital engagement with offline access points, LIMX aims to increase customer lifetime value, improve retention, and adapt more efficiently to changes in consumer demand.

As global health and wellness spending is projected to approach approximately $8–10 trillion by the end of the decade, platforms capable of serving consumers across multiple purchasing environments may be positioned to capture a broader share of the addressable market. Management believes that LIMX’s hybrid, omnichannel approach aligns with current and anticipated consumer behavior within the wellness sector, while also providing flexibility to scale across geographies, product categories, and distribution formats over time.

The digital commerce and wellness landscape remains highly competitive and subject to regulatory developments, technological change, shifts in consumer preferences, and operational execution risks. However, management believes that a diversified, omnichannel strategy that integrates digital engagement with offline distribution and partnerships may support sustainable growth and resilience relative to single-channel or narrowly focused business models.

OTHER BUSINESS DIVISIONS

Limitless X Holdings Inc. is a holding company that conducts its operations through a portfolio of wholly owned subsidiaries. Each subsidiary is structured to operate within a distinct vertical while remaining strategically aligned under a centralized corporate, financial, and governance framework. The Company owns 100% of the equity interests in each operating subsidiary, providing full control over strategic direction, capital allocation, intellectual property, and operational execution across the platform.

The Company’s subsidiaries are organized to support an integrated ecosystem spanning health and wellness products, digital commerce, media and content production, live sports and entertainment initiatives, and emerging technology development. While certain subsidiaries may be in varying stages of development, each is intended to contribute to long-term revenue growth, brand expansion, and enterprise value creation for the consolidated holding company.

LIMITLESS X, INC.

Limitless X Inc., a Nevada corporation (“Limitless X”), operates as a direct-to-consumer e-commerce company specializing in innovative health and wellness products, with a primary focus on premium dietary supplements designed to enhance mental health and support brain-boosting performance. The company’s flagship products—NZT-48, NZT-48 Lion’s Mane, NZT-48 For Her, and Oneshot Nootropic Pre-Workout—are developed to enhance cognitive performance, boost energy, and support overall wellness. The name NZT-48 is also the same as the fictional cognitive-enhancing drug featured in the movie Limitless and the subsequent TV series, which is currently available on Disney+.

Leveraging a data-driven strategy, influencer partnerships, and high-performance digital marketing, Limitless X expects to rapidly scale both its customer base and brand footprint. In 2025, the company strategically expanded into the Consumer-Packaged Goods (CPG) sector with the launch of its proprietary Nootropic Coffee Concentrate. To date, approximately $50,000 has been invested in development and pre-launch preparation, with an additional $250,000 projected for the commercial rollout, which includes scaling test campaigns, introducing three new flavors, and replenishing initial inventory.

The Coffee Concentrate is formulated for taste and convenience and is intended to be a source of clean energy to support enhanced focus and sustained mental performance. This product directly aligns with the preferences of today’s wellness-focused consumer and represents a strategically important addition to the Limitless X product ecosystem.

The U.S. coffee market exceeds $100 billion annually, with coffee concentrates and ready-to-mix beverages emerging as one of the fastest-growing segments. Competitors such as Jot and newer entrants like Javvy underscore the rising demand for premium, high-potency concentrates that deliver both flavor and functionality. Limitless X differentiates itself by integrating wellness-enhancing ingredients, nutritional upgrades, and a holistic lifestyle connection supported by the broader Limitless X ecosystem.

Building on this momentum, Limitless X plans to introduce an expanded line of specialty coffee concentrates, including nootropic blends, adaptogenic formulas, and other wellness-forward infusions designed to optimize both mind and body. This marks the first phase of a broader CPG rollout. Supported by the CEO’s strategic industry relationships and direct access to major retail partners, the company is positioned to scale across multiple verticals, from functional beverages to nutritional snacks and additional wellness-centric consumer goods.

As part of its two-year growth strategy, Limitless X aims to significantly expand its direct-to-consumer (DTC) business by leveraging its core competency: high-performance digital marketing. The DTC model will be driven by conversion-focused advertising across Facebook, TikTok, Taboola, and related platforms, complemented by targeted influencer marketing initiatives. This channel is expected to remain a primary growth driver as the company increases advertising spend in line with projected revenue and return on ad spend.

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

In parallel with our DTC push, Limitless X is pursuing big-box retail distribution to further diversify our sales channels and amplify brand visibility. This retail expansion will work hand-in-hand with our digital growth, offering consumers multiple touchpoints to engage with our brand. On a global scale, Limitless X aims to expand into key international markets such as Canada, Latin America, Philippines, India and the MENA region. While these targeted markets offer substantial growth potential and align with our mission to make premium health and wellness products accessible worldwide, such plans are aspirational and may not come to fruition as we do not currently have concrete plans to implement such an expansion.

Together, these strategic initiatives—DTC acceleration, retail expansion, and international market penetration—will better position Limitless X to enhance operations, increase market share, and achieve sustainable, long-term revenue growth. As we execute on this vision, we aspire to build the reputation of Limitless X in the global health and wellness industry.

LIMITLESS FILMS, INC.

Limitless Films, Inc., a Florida corporation (“Limitless Films”), is a film and television company focused on the development, packaging, and financing of premium motion picture and episodic content for domestic and international markets. The Company’s strategy emphasizes disciplined capital deployment, selective project participation, and collaboration exclusively with established, reputable directors, producers, and recognized acting talent with demonstrated commercial track records. By focusing on carefully curated projects and experienced creative partners, the Company seeks to mitigate development, production, and distribution risk. As of January 1, 2026, Limitless Films is a wholly-owned subsidiary of the Company, and the activities of Limitless Films will be consolidated into the financial statements of the Company going forward.

Limitless Films primarily operates through a packaging and structured investment model, whereby projects are assembled with attached creative leadership, principal cast, defined budgets, and clear distribution pathways prior to or early in production. The Company generally seeks to monetize projects through pre-sales, licensing arrangements, secured lending, and distribution agreements with domestic and international buyers, rather than relying solely on speculative box office performance. International markets are expected to play a meaningful role in this strategy, supporting diversified revenue streams and advance sales opportunities.

Film Financing Strategy:

We plan to produce films with total budgets ranging from 3 million to 10 million dollars, beginning with mid-budget projects in the 3-to-5-million-dollar range. These films balance creative ambition with commercial sensibility and allow us to pair rising talent with established A-list actors while maintaining attractive risk-adjusted economics.

Our film financing model is engineered for maximum leverage, security, and rapid capital recycling. Limitless Films expects to finance approximately 10 to 15 percent of each film’s total budget in-house, providing the seed capital that unlocks full financing. The remaining 85 to 90 percent will be sourced through well-established, low-risk channels, including:

●	Bank financing backed by state and international tax credits

(tax credits are pre-sold or monetized through completion-bonded structures)

●	Strategic partnerships with studios and distributors

●	Private film financiers and equity partners who co-invest based on creative and commercial viability

We also utilize domestic paper and other secured lending mechanisms that guarantee repayment, allowing us to deploy capital with limited downside. These instruments, which may be collateralized by tax credits, domestic distribution agreements, minimum guarantees, or presale contracts, ensure that our funds are protected, contractually secured, and returned quickly, often within 12 to 18 months depending on production and delivery timelines. This structure minimizes risk and allows capital to be recycled into new projects without liquidity strain.

This capital structure enables us to maintain meaningful creative control and backend participation while minimizing upfront exposure. To further reduce risk and support capital recovery, we intend to align with major distribution partners early in development. This includes potential theatrical distribution deals and direct-to-streaming releases with platforms such as Amazon Prime or Netflix, depending on the target demographic and genre. It should be noted, however, that aside from the Bridge Loan Agreement, we do not currently have any agreements in place with production companies, studios, or distributors, and there is no assurance that we will enter into any such agreements in the future.

Owning or co-owning key intellectual property assets, including scripts, characters, trademarks, and brand integrations, combined with the above capital strategy, is intended to support long-term royalty streams and profit participation for Limitless Films. Except for the Bridge Loan Agreement, which gives Limitless Films a security interest in the underlying rights of The Gentleman Thief, we do not currently have any agreements regarding ownership or co-ownership of key intellectual property assets, and we may never enter into any such agreements.

Strategic Value to Limitless X:

Each film serves as a large-scale marketing engine for Limitless X products and brands. Through organic product placement, lifestyle integration, influencer and athlete involvement, and storyline-driven brand tie-ins, our films become high-visibility platforms that:

●	Increase national and international brand awareness
●	Drive conversion by associating products with A-list talent and culturally relevant storytelling
●	Cross-promote across our wellness, fitness, and streaming ecosystems
●	Expand Limitless X into new consumer markets and global audiences

Through secure financing, strategic distribution, and integrated brand placement, every project functions as both a revenue-generating film and a powerful marketing asset for the Limitless X ecosystem.

Film Revenue Generation Strategy:

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

Led by CEO Jas Mathur and Director Arthur Sarkissian, we are leveraging a powerful network of top-tier entertainment, media, and brand relationships.

Arthur Sarkissian is the visionary producer behind the iconic Rush Hour franchise, one of the most successful action-comedy series in global box office history. Rush Hour 4 was recently announced with Paramount set to distribute the film, following a major push and public endorsement by President Donald Trump, further elevating the franchise’s momentum and visibility.

In addition to our core leadership, we maintain strategic alliances with established producers, directors, and industry veterans whose collective portfolios include films starring A-list talent such as Robert De Niro, Al Pacino, Dwayne Johnson, Mark Wahlberg, Bruce Willis, Megan Fox, John Travolta, and many more. These partnerships significantly expand our creative reach, enhance our access to premier talent, and strengthen the commercial potential of our slate and long-term strategy.

Together, our approach combines high-impact storytelling with viral influencer-driven marketing to create content that not only captivates audiences but also drives measurable real-world product awareness and conversion.

Currently, we have four completed scripts (where ownership of the IP rights thereunder belongs exclusively to Limitless Films), several A-list actors committed, and are positioned to begin production pending receipt of financing from this Offering or other sources. We currently do not have any agreements in place regarding the scripts and we may never into such agreements with respect to intellectual property rights such as trademarks, licenses, or royalties. However, as we scale, we will continue to work to finalize international rights deals, expand our digital and physical distribution pipelines, and elevate promotional campaigns driven by our network of influencers—amplifying visibility, boosting corporate valuation, and achieving long-term, sustainable revenue growth.

LIMITLESS ENTERTAINMENT GROUP, INC.

Limitless Entertainment Group, Inc., a Florida corporation (“Limitless Entertainment”), is a wholly owned subsidiary of Limitless X Holdings Inc. The Company is focused on supporting, developing, and scaling professional boxing through live event production, fighter development infrastructure, strategic partnerships, and integrated media initiatives.

Limitless Entertainment operates as a collaborative platform within the boxing ecosystem. Rather than replacing existing industry participants, the Company works alongside licensed promoters, managers, trainers, sanctioning bodies, and regulatory authorities to enhance operational efficiency, expand market reach, and create sustainable opportunities for fighters at every stage of their careers.

The Company is led by an experienced executive team with more than a decade of direct involvement in boxing and mixed martial arts. Leadership experience includes working with elite professional fighters, negotiating athlete and promotional contracts, securing brand sponsorships, managing regulatory compliance, and producing live combat sports events. This background also includes the operation of an MMA promotions company in Montreal in 2013, providing hands-on expertise in event execution, athletic commission relations, audience development, and venue logistics.

Through its integrated model, Limitless Entertainment aims to deliver high-quality live events, support athlete development pathways, and create compelling content for digital and broadcast distribution. The Company leverages strategic alliances, disciplined operational practices, and industry relationships to build scalable, revenue-generating boxing properties while maintaining the integrity of the sport.

Strategic Partnership & Fighter Development Division:

Limitless Entertainment has entered into a partnership with Manny Pacquiao Promotions, securing an equity stake and launching a dedicated division focused on supporting fighter development and promotional growth. This division does not manage fighters; instead, it provides infrastructure, resources, and opportunities designed to complement the work of licensed managers, trainers, and promoters. The division will:

●	Collaborate with partners to identify and spotlight rising boxing talent;
●	Support fighters’ promotional visibility, brand-building, and media exposure opportunities;
●	Provide access to coaching, training facilities, conditioning resources, and performance-optimization programs;
●	Integrate Limitless X Inc. performance nutrition products designed to support strength, recovery, and endurance goals;
●	Assist in creating content, digital storytelling, and audience engagement initiatives around fighters;
●	Negotiate and secure brand partnerships, sponsorships, endorsements, licensing agreements, marketing campaigns, and other corporate commercial opportunities for fighters;
●	Participate in promotional activities and event development while remaining strictly outside of any role involving purse negotiations;
●	Not earn a percentage of a fighter’s purse, nor engage in negotiating fight purses, bout terms, or any compensation directly tied to sanctioned fight earnings.

This structure enables Limitless Entertainment to support and elevate fighters through promotional, commercial, and developmental resources—while maintaining full compliance with all regulatory requirements and avoiding any activities that may constitute fighter management or interfere with purse-related negotiations.

Event Production & National Expansion

Beginning in 2026, Limitless Entertainment will produce multiple championship boxing events across high-value markets including California, New York, Florida and Montreal, QC.

The Company held its inaugural boxing event on November 29, 2025, at Pechanga Resort Casino. The Company intends to use this event as a basis for developing additional boxing events in 2026 and beyond.

Event Revenue:

●	Digital pay-per-view (PPV) for select events
●	Ticketing and VIP hospitality experiences
●	Corporate sponsorships and brand integrations
●	Merchandise sales and athlete-branded apparel
●	Broadcast and media licensing rights
●	International distribution and content syndication
●	On-site concessions and food and beverage revenue sharing
●	Branded fan experiences, meet-and-greets, and VIP access
●	Ticketed weigh-ins, open workouts, and training sessions
●	On-demand replays, highlight packages, and event archives
●	Subscription-based access to behind-the-scenes or premium content
●	Social media monetization and platform revenue sharing
●	Fighter appearance fees and promotional participation agreements
●	Training camps, seminars, and clinics connected to events
●	Product placement within live events and broadcasts
●	Naming rights for events, fight series, or venues
●	Co-branded product launches tied to major fights
●	Licensing of event formats, brands, or proprietary content libraries
●	Documentary, film, or episodic content derived from event footage
●	Gaming, fantasy, and interactive fan experiences
●	Fan data monetization through compliant marketing partnerships

Leadership & Industry Advantage:

Limitless Entertainment’s position is further strengthened through its strategic partnership with Manny Pacquiao, the only eight-division world champion in boxing history and a universally respected Hall of Fame legend. Pacquiao’s unparalleled legacy, global fan base, and championship pedigree bring instant credibility, authenticity, and worldwide recognition to the Limitless brand—anchoring the company at the highest level of combat sports and athletic performance.

This foundation is reinforced by Sean Gibbons, whose decades-long career spans global matchmaking, elite fighter development, world-title campaigns, and major international event production. Gibbons’ deep relationships across boxing commissions, sanctioning bodies, promoters, broadcasters, and fighters provide Limitless with rare access and institutional knowledge, enabling the company to operate seamlessly across both domestic and international markets.

The Company’s CEO further adds a critical layer of operational and strategic depth, bringing over a decade of hands-on experience working directly with elite fighters, trainers, and promoters. His background includes founding and operating an MMA promotions company in Montreal in 2013, where he gained first-hand expertise in athlete management, live event logistics, regulatory compliance, sponsorship acquisition, and fan engagement. This experience gives Limitless a meaningful competitive advantage in promoter relations, event execution, brand activation, and audience development.

Together, this leadership team uniquely positions Limitless Entertainment at the intersection of elite athletic performance, combat sports, global entertainment, and scalable brand development—combining championship credibility, operational expertise, and industry relationships to build a platform designed for long-term growth and international impact.

AI-Powered Streaming Platform & Digital Media Ecosystem:

Limitless Entertainment intends to develop an advanced, AI-enabled global streaming platform for boxing, designed to operate on customizable technology frameworks and cloud-based infrastructure, including Amazon AWS, to support scalability, performance efficiency, and cost-effective operations. The platform is expected to integrate live and on-demand content, data-driven fan engagement tools, and digital distribution capabilities as development progresses.

Development Cost & Timeline:

●	Total development cost: Approximately $750,000 - $1,000,000
●	Platform + Smart TV + Mobile app launch timeline: 6 to 9 months
●	Monthly maintenance (incl. staff): Not exceeding $25,000 USD

AWS-Driven Scalability:

●	The platform will utilize Amazon AWS for servers, CDN delivery, and load balancing, ensuring:
●	Ultra-low cost per active viewer
●	High reliability during live fight events

Automatic scaling for global audiences:

Even with 100,000 concurrent viewers, operational costs are projected at $12,000–$15,000 USD per month, providing exceptional scalability at negligible incremental cost.

Platform Features:

●	Live and on-demand event streaming
●	Multi-camera viewing capabilities
●	Real-time analytics & commentary
●	AI-powered predictive insights
●	Fan voting, polls, and interactive tools
●	Community chat and social engagement
●	Training camp, behind-the-scenes, and exclusive fighter content
●	Streaming Revenue Components
●	Digital PPV sales
●	Subscription memberships
●	App store distribution
●	Advertising & sponsorship sales
●	Data analytics licensing
●	Premium digital content & exclusive access packages

Streaming Revenue Channels:

●	Digital PPV sales
●	Subscription memberships (monthly/annual)
●	Advertising & sponsorship integrations
●	App ecosystem distribution
●	Analytics & audience insights licensing
●	Premium digital content sales

Integrated Film & Storytelling Division

Limitless Entertainment Group will collaborate with Limitless Films Inc. to develop and produce a slate of premium documentaries, athlete-driven series, and culturally resonant original content distributed across the United States, Canada, Latin America, and Asia. This content strategy is designed to spotlight athlete journeys, championship moments, behind-the-scenes access, and untold stories that deepen fan connection while expanding global audiences.

By controlling both content creation and athlete narratives, Limitless is positioned to elevate fighters beyond competition and transform them into recognizable global brands with long-term commercial value. Programming will span multiple formats, including long-form documentaries, episodic series, digital-first content, and exclusive behind-the-scenes access tailored for streaming platforms, social media, and broadcast partners.

This integrated, cross-media approach amplifies the entire Limitless Entertainment ecosystem and creates a powerful flywheel that:

●	Builds authentic fighter brands and fan loyalty
●	Expands international reach across high-growth markets
●	Drives incremental subscription, sponsorship, licensing, and PPV revenue
●	Enhances event promotion, merchandise sales, and brand partnerships

By merging elite combat sports with premium storytelling, Limitless Entertainment and Limitless Films Inc. are creating a scalable media platform that extends far beyond the ring and positions the company at the intersection of sports, culture, and global entertainment.

Vision

With meaningful influence across the talent development pipeline, a nationwide portfolio of live boxing events, a flagship Hollywood high-performance training center, and (later) a global AI-powered streaming and media platform, Limitless Entertainment Group Inc. is building a vertically integrated boxing support and development ecosystem designed to strengthen the sport from within.

Limitless is not seeking to reinvent boxing. Instead, the Company exists to support, develop, and elevate fighters, helping them maximize their opportunities both inside and outside the ring. By providing access to elite training, performance science, media exposure, brand-building resources, and global distribution, Limitless empowers athletes to take greater control of their careers while remaining fully aligned with the traditional boxing structure.

The Company is committed to working collaboratively with promoters, managers, trainers, and sanctioning bodies at both the national and international levels. Through partnership rather than competition, Limitless enhances event promotion, expands audiences, and creates additional revenue opportunities that benefit all stakeholders in the ecosystem.

Backed by iconic partners, deep industry relationships, and a robust digital infrastructure, Limitless Entertainment Group is positioning itself as a trusted global platform for fighter development and visibility, bridging performance, media, and opportunity while preserving the integrity and legacy of the sport of boxing.

BODYCOR, INC.

BodyCor Inc., a Nevada corporation formed in July 2025, is a wholly owned subsidiary established to consolidate, develop, and scale technology-driven wellness initiatives across the Limitless X ecosystem. BodyCor is intended to serve as the Company’s centralized technology and data innovation layer, supporting consumer engagement, personalization, and long-term brand intelligence while remaining complementary to the Company’s core nutraceutical, consumer packaged goods, entertainment, and athlete-driven platforms.

BodyCor’s strategic objective is to develop simple, intuitive, and AI-assisted digital wellness tools that enhance the customer experience surrounding the Company’s existing and planned products, without positioning the platform as a medical or diagnostic solution. These tools are intended to support personalized nutrition guidance, product education, habit formation, and engagement, while generating anonymized and aggregated insights that may inform future product development, marketing efficiency, inventory planning, and customer retention strategies across the Company’s subsidiaries.

As part of this strategy, the Company has acquired a 60% controlling equity interest in DING, a food and nutrition-focused technology platform, with the contractual right, but not the obligation, to acquire up to 100% of DING, subject to applicable agreements. DING operates with an existing commercial partnership with Instacart, pursuant to which grocery ordering and fulfillment are enabled through Instacart’s platform. Through this model, the Company expects to participate economically in commerce activity generated through the DING platform, linking digital nutrition engagement directly to consumer purchasing behavior. The integration of DING under BodyCor is intended to expand the Company’s addressable monetization opportunities beyond product sales by embedding the ecosystem into everyday food, nutrition, and lifestyle decision-making.

In addition to consumer applications, BodyCor is expected to support professional fighters and athletes affiliated with Limitless Entertainment Group Inc. through performance-oriented wellness tools focused on routine optimization, recovery awareness, and lifestyle consistency. These tools are intended to integrate with content, athlete engagement, and brand partnerships to create a unified, data-informed wellness experience.

Planned Platform Capabilities (Conceptual)

BodyCor intends to pursue development of a modular technology platform that may include, subject to available capital and execution:

●	Personalized nutrition and supplement guidance based on user-provided lifestyle inputs, preferences, and goals
●	Habit-tracking features addressing sleep, hydration, fitness activity, and supplementation consistency
●	AI-assisted educational content, coaching prompts, and actionable wellness insights
●	Automated onboarding, engagement, and retention workflows tied to product usage and content consumption
●	Athlete-focused tools designed to help track training routines, recovery patterns, and daily readiness
●	Aggregated, anonymized data analytics to identify emerging consumer trends and inform product innovation
●	Integration across the Company’s eCommerce, content, athlete, and brand platforms

Strategic Rationale & Value Creation

If successfully developed and integrated, BodyCor and DING are intended to:

●	Increase customer lifetime value through improved engagement and personalization
●	Support improved conversion and retention across DTC and commerce-enabled channels
●	Diversify monetization through Instacart-facilitated commerce activity
●	Enhance data-driven product development, inventory planning, and marketing efficiency
●	Strengthen athlete, brand, and partner relationships through differentiated digital experiences

Risk & Forward-Looking Disclosure

This initiative is forward-looking and subject to significant execution, technical, integration, regulatory, and capital risks. There can be no assurance that BodyCor’s planned technologies or DING’s projected growth will be achieved, that the Instacart partnership will continue on current terms, or that these initiatives will generate revenue or positive returns. The Company may modify, delay, scale back, or discontinue development at any time.

Compliance Team

All compliance matters are managed internally by our Chief Operating Officer in close collaboration with our Vice President of Legal Affairs. Together, they oversee and ensure compliance with all applicable legal and regulatory requirements across our operations. This oversight includes data security, privacy protections, and adherence to, and where possible exceeding, relevant governmental standards. Our organization is committed to maintaining the highest levels of transparency, accountability, and ethical conduct across all departments. Management actively monitors developments in the regulatory environment and implements timely updates to our policies and procedures to remain compliant. We place a strong emphasis on safeguarding customer information and privacy while proactively addressing evolving legal requirements to mitigate risk and protect the long-term interests of the business.

Regulatory Compliance – FDA and FTC

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

Human Capital

As of the date of this Offering Circular, we have 7 full-time employees and 4 sub-contractors. None of our employees are members of a labor union or covered by a collective bargaining agreement.

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

Legal Proceedings

From time to time, the Company is involved in legal proceedings. arising in the ordinary course of our business, the resolution of which we do not anticipate would have, individually or in the aggregate, a material adverse effect on our business, financial condition, or results of operations. For more detail regarding litigation matters, please see the Financial Statements.

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

CORPORATE INFORMATION

We are a Delaware corporation. Our corporate headquarters are located at 9777 Wilshire Blvd., Suite 400, Beverly Hills, California 90212, and our telephone number is (855) 413-7030. We maintain a corporate website at https://www.limitlessx.com/ . Information for investors can be found on our Investor Relations website at https://ir.limitlessx.com .

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

Summary of Risk Factors

●	We have incurred significant losses, we expect to incur losses in the future, and we may not be able to generate sufficient revenue to achieve and maintain profitability.

●	The report of the independent registered public accounting firm includes a going concern uncertainty explanatory paragraph.

●	All of the current brands and products that we sell and promote are owned or controlled by our Chief Executive Officer and we may lose all of our business at any time.

●	If we fail to cost-effectively acquire new consumers or retain our existing consumers, our business could be adversely affected.

●	Use of social media and influencers may materially and adversely affect our reputation or subject us to fines or other penalties.

●	If we fail to retain existing customers, or fail to maintain average order value levels, we may not be able to maintain our revenue base and margins, which would have a material adverse effect on our business and operating results.

●	We rely on third parties for some essential business operations and services, and disruptions or failures in service or changes in terms may adversely affect our ability to deliver goods and services to our customers.

●	Shipping is a critical part of our business and any changes in our shipping arrangements or any interruptions in shipping could adversely affect our operating results.

●	Increases in labor costs, including wages, could adversely affect our business, financial condition, and results of operations.

●	If we fail to maintain and enhance awareness of our brand, our business and financial results could be adversely affected.

●	We could face liability for information displayed via our e-commerce webpages and our other websites.

●	Advertising inaccuracies or product mislabeling may have an adverse effect on our business by exposing us to lawsuits, product recalls or regulatory enforcement actions, increasing our operating costs and reducing demand for our product offerings.

●	We are subject to a number of other laws and regulations, which could impact our business.

●	Our future financial performance and our ability to commercialize our products and services and to compete effectively will depend, in part, on our ability to manage any future growth effectively.

●	We have authorized and designated Class A Preferred Convertible Stock, which are held by our Chief Executive Officer and majority shareholder and have voting rights of 60% of our common stock at all times.

●	Jaspreet Mathur, our Chief Executive Officer, owns greater than 50% of our voting securities which will cause us to be deemed a “controlled company” under the rules of NYSE American.

●	Because insiders control our activities, that may cause us to act in a manner that is most beneficial to them and not to an outside shareholder which could cause us not to take actions that outside shareholders might view favorably.

●	We are dependent upon our management, founders, key personnel, and consultants to execute our business plan, and many of them have concurrent responsibilities at other companies.

●	There are limitations on the liability of our directors.

●	We can issue future series of shares of preferred stock without shareholder approval, which could adversely affect the rights of common shareholders.

●	Our securities are considered a penny stock, and therefore are subject to the penny stock rules, and as such, U.S. broker-dealers may be discouraged from effecting transactions in our securities.

While our shares of our common stock are quoted on the OTCQB, we are required to remain current in our filings with the SEC for our shares of common stock to remain quoted on the OTCQB and not be moved to the OTC Pink Market.

RISKS RELATED TO OUR BUSINESS

Our future profitability is uncertain.

We have incurred losses in recent quarters. Because we operate in the highly competitive nutritional supplement industry and are or expect to expand into film and television, regenerative skin care, entertainment, real estate, and potentially even digital assets, we have difficulty predicting our future operating results, and we cannot be certain that our revenue will grow at rates that will allow us to reach or maintain profitability on a quarterly or annual basis.

We have incurred recurring losses and may not be profitable in the future. Our plans to maintain and increase liquidity may not be successful. The report of the independent registered public accounting firm includes a going concern uncertainty explanatory paragraph.

We have a history of operating losses and negative cash flow in operating activities. We have incurred recurring net losses, including net losses from operations before income taxes of $46.1 million for the year ended December 31, 2025 and we had an accumulated deficit of $84.9 million as of December 31, 2025. These factors raise substantial doubt as to our ability to continue as a going concern, and our independent registered public accounting firm has included a going concern uncertainty explanatory paragraph in their report for 2025. Our cash needs will depend on numerous factors, including our revenues, completion of our product development activities, customer and market acceptance of our product, and our ability to reduce and control costs. We expect to devote substantial capital resources to, among other things, fund operations and continue development plans. To support our existing and planned business model, the Company needs to raise additional capital to fund our future operations. The Company has not experienced any difficulty in raising funds through loans, and has not experienced any liquidity problems in settling payables in the normal course of business and repaying loans when they fall due. Successful renewal of our loans, however, is subject to numerous risks and uncertainties. In addition, the increasingly competitive industry conditions under which we operate may negatively impact our results of operations and cash flows. Additional debt financing is anticipated to fund the Company’s operations in the near future. However, there are no current agreements or understandings with regard to the form, time or amount of such financing and there is no assurance that any of this financing can be obtained or that the Company can continue as a going concern.

We have incurred significant losses, we expect to incur losses in the future, and we may not be able to generate sufficient revenue to achieve and maintain profitability.

For the year ended December 31, 2025, we incurred net losses of $46.6 million. We expect to continue to incur significant expenses and operating losses for the foreseeable future as we (i) expand our business into new areas, which includes film and television, regenerative skin-care, entertainment and fin-tech, and which may not come to fruition and prove successful (ii) broaden our customer base, (iii) develop our retail and wholesale distribution platforms, and (iv) make expenditures in an effort to enhance our existing online direct-to-consumer website. Historically, we have devoted most of our financial and other resources on sales and marketing; continued expansion of our business; and general administration expenses, including legal, accounting, and other expenses. We may not succeed in increasing our revenues, which historically have been reliant on our online direct-to-consumer website, in a manner that will be sufficient to offset these higher expenses. Any failure to increase our revenues as we implement initiatives to grow our business could prevent us from achieving profitability. We cannot be certain that we will be able to achieve profitability on a quarterly or annual basis, if at all. If we are unable to address these risks and difficulties as we encounter them, our business, financial condition, and results of operations may suffer.

Certain of our lenders may require that a significant portion of gross proceeds received to be used to repay outstanding indebtedness, which would reduce the amount of proceeds available for other corporate purposes, and failure to comply with such requirements could result in an event of default under the applicable loan agreements.

The Company is party to certain promissory notes with Auctus Fund, LLC and Labrys Fund II, L.P. Under the terms of the such notes, the holders thereof may require that up to 50% of gross proceeds received by the Company for any capital raise or in the ordinary course of business be immediately applied to repay amounts outstanding under the Notes. As a result, a substantial portion of gross proceeds received by the company in the ordinary course of business may not be available to fund the Company’s operations or for other general corporate purposes.

The Company’s failure to comply with this mandatory prepayment covenant, if invoked by the holders of the Notes, would constitute an event of default under either note or both, as applicable. An event of default under the Notes could result in the acceleration of all outstanding amounts due thereunder, the imposition of default interest rates, and the exercise of other remedies available to the holders, any of which could have an adverse effect on the Company’s financial condition, results of operations, and liquidity.

All of the current brands and products that we sell and promote are licensed from Limitless Performance, Inc., an entity owned by our Chief Executive Officer and we may lose all of our business at any time, and royalties at a rate of 4% may begin to accrue as of December 31, 2027

All of the current brands and products, including the NZT-48 products, that we sell and promote are licensed from Limitless Performance, Inc. (“LPI”), an entity owned by Jas Mathur, our Chief Executive Officer. If Mr. Mathur chooses, on behalf of LPI, to terminate our licensing agreement, we will effectively lose all of our current business. We entered into the licensing agreement with LPI for our current marketed brands in 2021 and it has a five-year term with automatic renewal for five years, whereby the licensor is not able to terminate the agreement with us before the end of a given term except “for cause.” However, the licensing agreement only grants us a non-exclusive license to manufacture, market, and distribute the brand’s products. Therefore, there is a possibility that LPI could work with other companies to manufacture, market, and distribute its products or replace us entirely. If this occurs, our revenues will significantly decline or stop completely. In addition, the trademarks for our name, “Limitless X,” and logo, are owned by entities that are owned or controlled by Mr. Mathur. In the event that he chooses, on behalf of LPI, to restrict our use of these trademarks, we will not be able to use our name and logo and would have to change our name.

In addition, after December 31, 2027, royalties under the licensing agreement with LPI, which are currently waived by Mr. Mathur, will begin to accrue at a rate of 4% on gross sales of NZT-48, which will increase our cost structure and could adversely affect our gross margins, cash flows and profitability if Mr. Mathur does not extend the royalty waiver. If our revenues grow faster than expected, the absolute amount of royalty payments would increase correspondingly, potentially diverting significant cash that would otherwise be available for research and development, sales and marketing, working capital and other corporate purposes. The royalty obligation may also disadvantage us relative to competitors that do not bear similar related-party royalty burdens and could limit our pricing flexibility.

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

To remain competitive and expand and keep market share for our current nutritional products (including new and advanced versions of these products) and to develop our new businesses in television and film, regenerative skin care, fintech, entertainment and real estate, across our various channels, we need to increase our marketing and advertising spending. Substantial advertising and promotional expenditures will be e required to maintain or improve our brands’ market position and to develop our new business divisions, which includes our television and entertainment, regenerative skin care, fintech, entertainment and real estate divisions. An increase in our marketing and advertising efforts may not maintain our current reputation, which leads to increased brand awareness, or attract new customers. If we are unable to maintain and promote a favorable perception of our brand and products on a cost-effective basis, our business, financial condition, results of operations, and prospects could be adversely affected.

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

Our warehouse and fulfillment/distribution functions are currently primarily handled from a single facility. Our current fulfillment/distribution operations are dependent on the continued use of this facility. Any significant interruption in the operation of the warehouse and fulfillment/distribution center due to COVID-19 restrictions, natural disasters, accidents, system issues or failures, or other unforeseen causes that materially impair our ability to access or use our facility, could delay, or impair the ability to distribute merchandise and fulfill online orders, which could cause sales to decline.

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

RISKS RELATING TO GOVERNMENT REGULATION AND POLICIES

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

Recently, we entered into a settlement agreement to resolve a legal action that had been filed against the Company and certain of its officers alleging trademark infringement and dilution, unfair competition, false advertising, and violation of the right of publicity, all based on allegations that one of our advertisements contained the unauthorized use of a celebrity’s name and intellectual property. The terms of the settlement are confidential, but the resolution of this matter did not have a material adverse effect on our financial condition or results of operations.

We may face similar claims in the future, and the outcome of any such claims could result in significant monetary damages, injunctive relief, or other remedies that could adversely affect our business. In addition, based on links we provide to third-party websites, we could also be subjected to claims based upon online content we do not control that is accessible from our e-commerce webpages.

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

We could also be the target of claims relating to false or deceptive advertising in connection with the marketing and advertising of the products we sell, including under the auspices of the FTC, the consumer protection statutes of some states as well as certain non-government watchdog groups and class action law firms. In addition, the FDA has aggressively enforced its regulations with respect to structure/function claims (e.g., “calcium builds strong bones”), nutrient content claims (e.g., “high in antioxidants”) and other claims that impermissibly suggest therapeutic benefits for certain foods or food components. In addition, the number of private consumer class actions relating to false or deceptive advertising against cosmetic, food, beverage and nutritional supplement manufacturers has increased in recent years. These events could interrupt the marketing and sales of products in our stores, including our private label products, severely damage our brand reputation and public image, increase the cost of products in our stores, result in product recalls or litigation, and impede our ability to deliver merchandise in sufficient quantities or quality to our stores, which could result in a material adverse effect on our business, financial condition, results of operations and cash flows.

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

Jaspreet Mathur, our Chief Executive Officer, owns greater than 50% of our voting securities which will cause us to be deemed a “controlled company” under the rules of OTCQX.

As a result of his ownership of all issued and outstanding shares of our Class A Stock, as well as ownership of our common stock, Mr. Mathur, our Chief Executive Officer currently holds approximately 87% of our voting securities (and will continue to own at least 60% of our voting stock at all times, including after our offering), and as such, we are a “controlled company” under the OTCQX Listing Rules. Under these rules, a company of which more than 50% of the voting power is held by an individual, a group, or another company is a “controlled company” and, as such, may elect to be exempt from certain corporate governance requirements.

Accordingly, should the interests of Mr. Mathur differ from those of other shareholders, the other shareholders may not have the same protections afforded to shareholders of companies that are subject to all of the OTCQX corporate governance standards. Even if we do not avail ourselves of these exemptions, our status as a controlled company could make our common stock less attractive to some investors or otherwise harm our stock price.

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

Our success is heavily dependent upon the continued active participation of our current executive officers as well as other key personnel and consultants. Many of them have concurrent responsibilities at other entities. Some of the advisors and consultants, and others to whom our ultimate success may be reliant have not signed contracts with us and may not ever do so. Loss of the services of one or more of these individuals could have a material adverse effect upon our business, financial condition, or results of operations. Further, our success and achievement of our growth plans depend on our ability to recruit, hire, train, and retain other highly qualified personnel. Competition for qualified employees and consultants among companies in the applicable industries is intense, and the loss of any of such persons, or an inability to attract, retain, and motivate any additional highly skilled employees and consultants required for the initiation and expansion of our activities, could have a materially adverse effect on it.

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

RISKS RELATED TO OWNERSHIP OF OUR SECURITIES

We can issue future series of shares of preferred stock without shareholder approval which could adversely affect the rights of common shareholders or other classes or series of preferred stock.

Our Certificate of Incorporation, as amended, permits our board of directors to establish the rights, privileges, preferences and restrictions, including voting rights, of future series of preferred stock and to issue such stock without approval from our shareholders. The rights of holders of common stock and other classes or series of preferred may suffer as a result of the rights granted to holders of new classes or series preferred stock that may be issued in the future. In addition, we could issue preferred stock to prevent a change in control, depriving common shareholders of an opportunity to sell their stock at a price in excess of the prevailing market price.

A significant number of additional shares of our common stock may be issued under the terms of existing securities, which issuances would substantially dilute existing stockholders and may depress the market price of our common stock.

As of December 31, 2025, we have 16,993,811 shares of our common stock issued and outstanding. In addition, we have outstanding stock options allowing for the purchase of 450,000 shares of our common stock. Also, we have an aggregate of 33,129,601 shares of our common stock that are issuable upon conversion of our Class A Stock, Class B Stock and Class C Stock. If these shares are issued pursuant to exercise of the options or conversion of the Class A, Class B or Class C Stock into common shares, it would substantially dilute our existing shareholders and could depress the market price of our common stock.

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

There is no assurance of an active or sustained trading market for our Common Stock, or that we will uplist to NYSE American.

Our Common Stock is currently quoted on the OTCQX. We cannot predict if the active trading market will be sustained, or how liquid the market will be. The liquidity of our Common Stock will depend on various factors, including prevailing market conditions, our financial condition and operating results, the number of holders, trading interest from investors and dealers, and overall market volatility. Although not a condition of this Offering, we intend to apply to uplist our Common Stock to the NYSE American; however, there is no assurance that our application will be approved or that we will meet or maintain the listing standards. If we do not obtain or maintain a NYSE American listing, our Common Stock may have reduced liquidity, wider bid-ask spreads, increased volatility, less analyst coverage and institutional interest, and we may find it more difficult and costly to raise capital. Without an active trading market, the liquidity of our Common Stock will be limited.

Our stock is thinly traded.

The shares of our common stock are thinly-traded. We are a small company which is relatively unknown to stock analysts, stockbrokers, institutional shareholders and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven, early-stage company such as ours or purchase or recommend the purchase of any of our securities until such time as we became more seasoned and viable. As a consequence, there may be periods of several days or more when trading activity in our securities is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on securities prices. We cannot give you any assurance that a broader or more active public trading market for our securities will develop or be sustained, or that any trading levels will be sustained. Due to these conditions, we can give shareholders no assurance that they will be able to sell their shares at or near ask prices or at all if they need money or otherwise desire to liquidate their securities.

While our shares of common stock are quoted on the OTCQX, we are required to remain current in our filings with the SEC for our shares of common stock to remain quoted on the OTCQX and not be moved to the OTC Pink Market.

While our common stock is quoted on the OTCQX, we will be required to remain current in our filings with the SEC in order for shares of our common stock to be eligible for quotation on the OTCQX. In the event that we become delinquent in our required filings with the SEC, quotation of our common stock on the OTCQX will be terminated following a 30-day grace period if we do not make our required filing during that time, and quotation of our shares of common stock will continue on the OTC Pink Sheets under the “Limited Information” tier. Given the reduced transparency of companies on the OTC Pink Sheets – Limited Information tier, trading for companies listed on this tier tends to be more attenuated and/or unpredictable. Therefore, if our common stock is not eligible for quotation on the OTCQX, investors in our common stock may find it difficult to sell their shares.

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

As of March 1, 2026, we have 16,343,131 shares of our common stock issued and outstanding. In addition, we have outstanding stock options allowing for the purchase of 450,000 shares of our common stock. We have an aggregate of 33,129,601 shares of our common stock that are issuable upon conversion of our Class A Stock and Class B Stock.

The issuance of common stock pursuant to the conversion of shares of our preferred stock, and exercise of warrants and options would substantially dilute the proportionate ownership and voting power of existing stockholders, and their issuance, or the possibility of their issuance, may depress the market price of our common stock.

We have not paid dividends in the past and do not expect to pay dividends in the foreseeable future.

We have never paid cash dividends on our securities. We do not anticipate paying cash dividends in the foreseeable future except with respect to our Series D Preferred Stock, subject to compliance with Delaware law. Except as required with respect to our Series D Preferred Stock, we currently intend to retain our future earnings, if any, to finance the development and expansion of our business. The determination to pay dividends will be at the discretion of our board of directors and will depend on our financial condition, results of operations, capital requirements, restrictions contained in any financing instruments, and such other factors as our board of directors deems relevant in its discretion.

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

Provisions in our Bylaws may make it more difficult for shareholders to bring derivative suits and other actions arising under Delaware.

Article XI of our Bylaws provides that the Delaware Court of Chancery is the exclusive forum for state law claims such as any derivative action, any action asserting a claim of breach of a fiduciary duty or other wrongdoing by a director, officer, or employee of the Company, any action asserting a claim against the Company pursuant to the Delaware General Corpora Law or the Company’s Charter or Bylaws, any action to interpret, apply, and enforce the Company’s Charter or Bylaws, and any action against the corporation governed by the internal affairs doctrine. While Article XI of our Bylaws does not apply to claims made under federal securities laws, this provision may increase the cost of litigation and will limit the ability of investors to bring suit against the Company in a jurisdiction and/or forum they find favorable, thereby potentially discouraging investors to litigate claims they may have against the Company.

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

Specific risks include, but are not limited to:

1.	Data Breaches: A breach of our information systems could lead to unauthorized access to customer or employee data, resulting in reputational harm and legal liabilities.
2.	Operational Disruption: Cybersecurity incidents could disrupt our operations, leading to delays in production, delivery, or fulfilment of customer orders.
3.	Intellectual Property Theft: Unauthorized access to our proprietary information could result in intellectual property theft, impacting our competitive position in the market.
4.	Regulatory and Legal Compliance: Cybersecurity incidents may subject us to regulatory investigations, legal claims, and penalties, affecting our compliance with applicable laws and regulations.
5.	Third-Party Relationships: Our reliance on third-party vendors and service providers exposes us to additional cybersecurity risks, and a security breach affecting these entities could impact our operations.

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

In addition to the foregoing, management and the board are evaluating, and intend to implement, further cybersecurity related measures, including without limitation developing a more robust internal policy framework, incident response plan, crisis management planning, and third-party vendor assessments and contractual obligations for third parties that the Company engages with. The Company intends to progress these efforts throughout 2026.

Cybersecurity Incidents

The Company did not experience any material cybersecurity incidents during the fiscal year ended December 31, 2025. While we have not identified any material impact from cybersecurity incidents to date, there can be no assurance that future incidents will not occur

ITEM 2. PROPERTIES

We have a lease for our corporate headquarters located at 9777 Wilshire Blvd., #400, Beverly Hills, CA 90212.

In addition, we have secured a 5-year lease for the Limitless Manny Pacquiao Impact Performance & Training Center, located at 1724 N Highland Avenue, Suite 270, Los Angeles, CA 90028.

ITEM 3. LEGAL PROCEEDINGS

From time to time, the Company is involved in legal proceedings. The Company records a liability for those legal proceedings when it determines it is probable that a loss has been incurred, and the amount of the loss can be reasonably estimated. The Company also discloses when it is reasonably possible that a material loss may be incurred, however, the amount cannot be reasonably estimated. From time to time, the Company may enter into discussions regarding settlement of these matters, and may enter into settlement agreements, if it believes settlement is in the best interest of the Company and its shareholders. Refer to Note 16. Commitments and Contingencies – Legal Proceedings, in the Notes to Consolidated Financial Statements set forth in Part II, Item 8. Financial Statements and Supplementary Data of this Annual Report, for further information regarding potential legal proceedings.

ITEM 4. MINE SAFETY DISCLOSURE

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is currently trading on the OTCQX under the symbol “LIMX” The closing price of our common stock on the OTCQB on December 31, 2025 was $1.25.

Holders

As of the date of this Annual Report, there are approximately 618 record holders of 16,993,811 shares of our common stock, 500,000 shares of Class A Preferred Stock, 531,356 shares of Class B Preferred Stock, 337,694 shares of Class C Preferred Stock, and 405,214 shares of Series D Preferred Stock.

Transfer Agent and Registrar

Our transfer agent is Mountain Share Transfer, Inc., 2030 Powers Ferry Rd. SE, Suite # 212, Atlanta, Georgia 30339. Their telephone number is (404) 474-3110.

Unregistered Sales of Equity Securities

None, except as previously disclosed.

Dividends

We have never paid cash dividends on our common stock. Holders of shares of Series D Preferred Stock are entitled to receive, when, as and if declared by the Board, out of our legally available funds for the payment of dividends, cumulative cash dividends at the rate of 15% of the stated value of $25.00 per share of the Series D Preferred Stock per annum. Except with respect to Series D Stock and in accordance with Delaware law regarding dividends, the board of directors otherwise presently intends to retain all earnings for use in our business and does not anticipate paying cash dividends in the foreseeable future. We do not have a dividend reinvestment plan or a direct stock purchase plan.

Securities Authorized for Issuance Under Equity Compensation Plans.

The information required by this Item regarding equity compensation plans is incorporated by reference to the information set forth in Part III, Item 12 of this Annual Report on Form 10-K.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

There were no issuer purchases of equity securities during the year ended December 31, 2025.

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

RESULTS OF OPERATION

For the Years Ended December 31, 2025 Compared to the Year Ended December 31, 2024.

	Years Ended December 31,
	2025		2024		Changes
		% of		% of
	Amount	Sales	Amount	Sales	Amount	%
Revenue
Product sales	$946,563	100.0%	$3,355,961	100.0%	$(2,409,398)	-71.8%
Total revenue	946,563	100.0%	3,355,961	100.0%	(2,409,398)	-71.8%

Cost of sales
Cost of sales	233,581	24.7%	1,105,879	33.0%	(872,298)	-78.9%
Total cost of sales	233,581	24.7%	1,105,879	33.0%	(872,298)	-78.9%

Gross profit	712,982	75.3%	2,250,082	67.0%	(1,537,100)	-68.3%

Operating expenses:
General and administrative	1,559,242	164.7%	1,087,459	32.4%	471,783	43.4%
Advertising and marketing	544,777	57.6%	1,997,123	59.5%	(1,452,346)	-72.7%
Salaries and compensation	2,215,221	234.0%	2,879,870	85.8%	(664,649)	-23.1%
Stock compensation expense	5,498,021	580.8%	168,555	5.0%	5,329,466	3161.9%
Total operating expenses	9,817,261	1037.1%	6,133,007	182.7%	3,684,254	60.1%

Income (loss) from operations	(9,104,279)	-961.8%	(3,882,925)	-115.7%	(5,221,354)	134.5%

Other income (expense)
Interest expense	(954,668)	-100.9%	(512,619)	-15.3%	(442,049)	86.2%
Other income	36,186	3.8%	10,477	0.3%	25,709	245.4%
Gain (Loss) on debt settlement	(35,458,137)	-3746.0%	216,914	6.5%	(35,675,051)	-16446.6%
Loss on settlement	(636,705)	-67.3%	-	0.0%	(636,705)	n/a
Gain on disposal of assets	-	0.0%	(26,035)	-0.8%	26,035	-100.0%
Other expense	-	0.0%	(7,825)	-0.2%	7,825	-100.0%
Total other income (expense), net	(37,013,2324)	-3910.3%	(319,088)	-9.5%	(36,694,236)	11499.7%

Income (loss) before income tax provision	(46,117,603)	-4872.1%	(4,202,013)	-125.2%	(41,915,590)	997.5%

Income tax provision	-	0.0%	915	0.0%	(915)	-100.0%

Net income (loss)	$(46,117,603)	-4872.1%	$(4,202,928)	-125.2%	$(41,914,675)	997.3%

Product Sales - Our product sales decreased by $2.4 million to $0.9 million for the year ended December 31, 2025 as compared to $3.4 million for the year ended December 31, 2024. The sales decrease was primarily attributable to changing affiliate marketing strategy to in-house sales through digital marketing. In 2024 partially, there was a shift in our marketing strategies, including strategic advertisement placements with celebrities rather than depending on affiliate marketers who charge significant amount of marketing and affiliate costs.

Cost of Sales

Our cost of sales decreased by $0.9 million to $0.2 million, for the year ended December 31, 2025 compared to $1.1 million. This increase was primarily due to decrease in product revenue and a result of operations decreasing during the period.

Gross Profit

Gross profit for the year ended December 31, 2025 was $0.7 million or 75.3% of total revenue compared to $2.3 million and 67.0% of total revenue for the year ended December 31, 2024. The decrease in gross profit of $1.5 million was primarily due to decrease product revenue due to decrease in number of customer transactions and volume resulting from reduction in using affiliate third-party marketing. Our gross margin decrease was primarily due to slight increase in product costs.

Operating Expenses

During the year ended December 31, 2025, we recognized $9.8 million in operating expenses compared to $6.1 million for the year ended December 31, 2024. The increase of $3.7 million was due to decrease in advertising and marketing and payroll and off-set by increase in stock compensation expense of $5.3 million.

Other Income (Expense)

For the year ended December 31, 2025, the Company incurred $1.0 million related to interest expense compared to $0.5 million of interest expense for the year ended December 31, 2024. The Company recorded loss on extinguishment of debt of $35.5 million for the year ended December 31, 2025 compared to gain of $0.2 million for the year ended December 31, 2024. The Company recognized loss on settlement of 0.6 million for the year ended December 31, 2025 and none in the previous year.

LIQUIDITY AND CAPITAL RESOURCES

We have a history of operating losses and negative cash flow in operating activities. We have incurred recurring net losses, including net losses from operations before income taxes of $46.1 million for the year ended December 31, 2025 and an accumulated deficit of $84.9 million at December 31, 2025. As of December 31, 2025, we had $7,169 in cash on hand. We expect our existing cash resources will not be sufficient to meet our anticipated cash resources during the next 12 months. These factors raise substantial doubt as to our ability to continue as a going concern, and our independent registered public accounting firm has included a going concern uncertainty explanatory paragraph in our report for 2025.

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

Cash Used in Operating Activities

During the year ended December 31, 2025, net cash used in operating activities was $1.6 million. The cash used in operating activities was primarily due to a net loss of $46.1 million off-set by stock compensation and loss on settlement of debt add back and increase and decrease in accounts payable, inventories, accrued expenses and royalty payable. During the year ended December 31, 2024 net cash used in operating activities was $0.7 million. The cash used in operating activities was primarily due to a net loss of $13.9 million off-set by changes in accounts payable and accrued expenses, royalty payable and inventories.

Cash Provided by Financing Activities

Net cash provided by financing activities for the year ended December 31, 2025 was $1.6 million. This amount was incurred by increased borrowings from related parties, and shareholders. Net cash provided by financing activities for the year ended December 31, 2024 was $0.6 million. This amount was incurred by increased borrowings from shareholders and convertible debt.

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

During the fiscal years ended December 31, 2025 and 2024, and the subsequent interim period through the date of this report, there were no reportable events within the meaning of Item 304(a)(1)(v) of Regulation S-K.

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

In connection with this annual report, as required by Rule 15d-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. Under the supervision of our Board of Directors, our Chief Executive Officer and Chief Financial Officer, acting as our principal executive officer and principal financial officer respectively, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2025 based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control - Integrated Framework (2013), our management concluded that our internal control over financial reporting was not effective as of December 31, 2025. Subject to the inherent limitations noted in this Part II, Item 9A as of December 31, 2025, our disclosure controls and procedures were not effective due to the existence of material weaknesses in our internal controls over financial reporting as discussed below. It is management’s responsibility to establish and maintain adequate internal control over financial reporting.

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

Management believes that the material weaknesses and ineffectiveness set forth in items (2), (3) and (4) above resulted in restatements in the financial statements as of and for the years ended December 31, 2025 and 2024. However, management believes that the lack of a functioning audit committee and lack of a majority of outside directors on our Company’s board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures may result in our Company’s financial statements for the future years being subject to error and inaccurate if controls, procedures, and professional financial officers are not maintained.

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

Due to insufficient funds during the year ended December 31, 2025, the Company has been unable to implement many of the remedies to the ineffective oversight. The Company will continue to implement the changes as laid out above as soon as funds are available to the Company.

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

ITEM 9B. OTHER INFORMATION

Rule 10b5-1 Plan and Non-Rule 10b5-1 Trading Arrangement Adoptions, Terminations, and Modifications

During the year ended December 31, 2025, none of our directors or “officers” (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of SEC Regulation S-K.

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

Name	Age	Position with the Company	Date Joined the Company
Jaspreet Mathur	40	Chief Executive Officer and Chairman	May 20, 2022
Benjamin Chung	51	Chief Financial Officer	May 20, 2022
Danielle Young	38	Chief Operating Officer	May 20, 2022
Rob Cucher	49	VP of Legal Affairs	May 20, 2022
Bharat Raj Mathur	72	Director	May 20, 2022
Amanda Saccomanno	32	Director	May 20, 2022
Dan Fleyshman	45	Director	October 3, 2022
Leon Anderson	40	Director	October 3, 2022
Michael Braun	41	Director	January 11, 2023
Hassan Iddrissu	49	Director	January 11, 2023
Arthur Sarkissian	77	Director	December 31, 2024
Daniel C. Sanders	33	President	January 5, 2026

Biographical Information

Executive Officers

Jaspreet Mathur – Chief Executive Officer and Chairman of the Board of Directors

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

Daniel C. Sanders – President

David Sanders was appointed President of the Company on January 5, 2026. He is an experienced life sciences and advanced manufacturing executive with a background in scaling consumer packaged goods businesses, commercializing science-based products, and implementing GMP-compliant quality systems. Mr. Sanders oversees more than 150,000 square feet of dietary supplement manufacturing space and has played a key role in the development, manufacturing, and scaling of dietary supplement products distributed across seven of the ten largest big-box retailers in the United States.

Mr. Sanders’ experience supports the growth strategy of Limitless X Holdings Inc. and its subsidiaries by strengthening manufacturing operations, supply chain execution, and product scalability for domestic and international retail distribution, including athlete- and brand-driven product lines. He previously served as Vice President of Manufacturing and Director of Operations at Innovative Life Sciences, where he led a capacity expansion exceeding 500%. Mr. Sanders holds a Bachelor of Science in Molecular Biotechnology and Genetics from the University of Arkansas at Little Rock.

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

We held one board of directors meeting in 2021, two board of directors’ meetings in 2022, and no board of directors’ meetings in 2023, 2024 or 2025. All other board actions were taken by unanimous written consent of the directors.

Delinquent Section 16(a) Reports

Section 16(a) of the Securities Exchange Act of 1934 (the “Exchange Act”), as amended, requires the Company’s directors and executive officers, and persons who own more than 10% of a registered class of the Company’s equity securities, to file reports of securities ownership and changes in such ownership with the SEC.

Based solely upon a review of such forms filed electronically with the SEC or written representations that no Form 5s were required, the Company believes that all Section 16(a) filing requirements were timely met during the year ended December 31, 2025.

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

Audit, Compensation and Nominating Committees

On January 24, 2025, our board of directors authorized the creation of an Audit Committee, a Compensation Committee, and a Nominating Committee (the “Committees”). The Audit Committee consists of three (3) independent directors: Amanda Saccomanno, Dan Fleyshman, and Hassan Iddrissu, with Hassan Iddrissu serving as the chair. The Compensation Committee consists of three (3) independent directors: Leon Anderson, Arthur Sarkissian, and Amanda Saccomanno, with Amanda Saccomanno serving as the chair. The Nominating Committee consists of three (3) independent directors: Amanda Saccomanno, Hassan Iddrissu, and Leon Anderson, with Leon Anderson serving as the chair.

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

Code of Business Conduct and Ethics

Our Board has adopted a Code of Business Conduct and Ethics that applies to all of our employees, including our executive officers and directors. Code of Business Conduct and Ethics will be available on our website at www.limitlessx.com, upon the completion of a successful uplisting on the NYSE. If we amend or grant a waiver of one or more of the provisions of our Code of Ethics and Business Conduct, we intend to satisfy the requirements under Item 5.05 of Form 8-K regarding the disclosure of amendments to or waivers from provisions of our Code of Ethics and Business Conduct that apply to our principal executive officer, financial and accounting officers by posting the required information on our website at the above address within four business days of such amendment or waiver. The information on our website is not part of this Annual Report Offering Circular.

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

ITEM 11. EXECUTIVE COMPENSATION.

Summary Compensation

The following table summarizes information regarding the compensation for fiscal years 2024 and 2025 for our named executive officers (“NEO’s”).

Name and Principal Position	Year	Salary ($)(1)	Stock Awards ($)(2)	Option Awards ($)(3)	All Other Compensation ($)(4)	Total ($)
Jaspreet Mathur, Chief Excutive Officer and Chairman	2025	1,000,000	1,214,999	48,000	-	2,262,999
of the Board of Director(5)	2024	1,000,000	1,844,104	-	17,634	2,861,738
Kenneth Haller,	2025	-	-	-	-	-
Former President and Director(6)	2024	250,000	932,171		10,247	1,192,418
Benjamin Chung,	2025	250,000	182,250	6000	-	438,250
Chief Financial Officer(7)	2024	250,000	52,082	-	17,634	319,716
Danielle Young,	2025	250,000	286,338	18,000	-	554,338
Chief Operating Officer(8)	2024	200,000	58,333	-	517	258,850
Rob Cucher,	2025	250,000	338,470	18,000	-	606,470
VP of Legal Affairs(9)	2024	23,870	731,388	-	17,634	772,892

(1) Salary includes salary earned; stock received in lieu of salary is included in Stock Awards at ASC 718 grant-date fair value. Salary amounts for 2024 reflect cash actually paid plus salary amounts settled in shares issued in lieu of cash. 2024 Cash-salary amounts paid: Mathur $23,870; Haller $12,900; Chung $177,083; Young $141,666; Cucher $23,870.

(2) Stock awards reflect FASB ASC Topic 718 grant-date fair value. 2024 and 2025 stock awards include shares issued in lieu of salary, plus additional equity grants per original disclosure.

(3) Options awards reflect ASC 718 grant-date fair value (applicable only to 2025 CEO grant).

(4) All Other Compensation for 2024 consists of Company-paid medical, dental, and vision premiums; none reportable for 2025.

(5) Mr. Mathur: 2025 Stock Awards include $1,041,666 for stock issued in lieu of salary and $173,333 for 333,333 additional shares granted on Jan. 29, 2025.

(6) Mr. Haller resigned as our President effective as of December 31, 2024. M Thr. Haller: 2024 stock includes 237,000 shares issued for $237,000 of accrued salary.

(7) Mr. Chung: 2025 Stock Awards include $156,250 for stock issued in lieu of salary and $26,000 for 50,000 shares granted Jan. 29, 2025.

(8) Ms. Young: 2025 Stock Awards include $208,338 for stock issued in lieu of salary and $78,000 for 150,000 shares granted Jan. 29, 2025.

(9) Mr. Cucher: 2025 Stock Awards include $260,470 for stock issued in lieu of salary and $78,000 for 150,000 shares granted Jan. 29, 2025.

(10) Because each named executive officer elected to receive stock in lieu of cash salary for fiscal 2025, the amounts reported in the Salary column and the Stock Awards column for fiscal 2025 reflect overlapping compensation. The Salary column reports the contractual salary amount that was forgone, while the Stock Awards column reports the grant date fair value of the stock actually received in satisfaction of that salary obligation. Accordingly, the Total column for fiscal 2025 includes both the forgone salary amount and the fair value of the stock award received in lieu thereof, which results in an aggregate figure that exceeds the actual economic value of compensation received by each executive.

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

Settlement Agreements with Named Executive Officers for Accrued Compensation in Fiscal 2024 and 2025

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

Settlement Agreements with Named Executive Officers for Accrued Compensation in Fiscal 2025.

On September 30, 2025, the Company entered into a settlement agreement with each of Mr. Mathur, Mr. Chung, Mr. Cucher and Ms. Young by converting accrued salaries of $1,266,670 for the period from January 1, 2025 through June 30, 2025 into common shares at the price of $1.21 per share which resulted in common stock issuable of 1,046,836. The fair value of the common share price was $2.20 at the date of the settlement, which resulted total fair value of $2,303,039 and a loss on settlement of debt in the amount of $1,036,369 for the year ended December 31, 2025.

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

During fiscal 2024 and 2025, Mr. Mathur receive a significant portion of his salary in stock, rather than cash. See “Executive Compensation - Summary Compensation Table.”

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

During fiscal 2024 and 2025, Mr. Cucher receive a significant portion of his salary in stock, rather than cash. See “Executive Compensation - Summary Compensation Table.”

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

During fiscal 2024 and 2025, Mr. Chung receive a portion of his salary in stock, rather than cash. See “Executive Compensation - Summary Compensation Table.”

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

During fiscal 2024 and 2025, Ms. Young receive a portion of his salary in stock, rather than cash. See “Executive Compensation - Summary Compensation Table.”

Retirement Plans

We do not currently maintain any retirement plans for our employees.

Outstanding Equity Awards at Fiscal Year-End (December 31, 2025)

The following table sets forth information regarding outstanding equity awards held by our Named Executive Officers as of December 31, 2025. All options listed below were granted on January 29, 2025, vested immediately upon grant, have an exercise price of $0.52 per share, and, pursuant to the Company’s 2022 Incentive and Nonstatutory Stock Option Plan, expire ten years from the date of grant. Accordingly, each option expires on January 29, 2035. No unvested stock awards were outstanding for the Named Executive Officers as of December 31, 2025.

	Option Awards
Name	Number of securities underlying unexercised options exercisable (#)	Number of securities underlying unexercised options unexercisable (#)	Option exercise price ($)	Option expiration date
Jaspreet (Jas) Mathur	200,000	0	.52	01/29/2035
Benjamin (Ben) Chung	25,000	0	.52	01/29/2035
Danielle Young	75,000	0	.52	01/29/2035
Rob Cucher	75,000	0	.52	01/29/2035

(1) On January 29, 2025, the Board approved stock option grants to the Named Executive Officers listed above. These options vested immediately upon grant and were granted under the Company’s 2022 Incentive and Nonstatutory Stock Option Plan.

(2) Under the Company’s 2022 Incentive and Nonstatutory Stock Option Plan, options generally expire ten years from the date of grant unless earlier terminated under the plan. Expiration dates shown reflect a ten-year term from the January 29, 2025 grant date.

2020 Stock Incentive Plan 2025

On January 15, 2020, a Stock Option and Award Incentive Plan (the “2020 Stock Incentive Plan”) was approved by our board of directors. There are 2,222 shares of common stock reserved for the 2020 Stock Option Plan.

2022 Stock Option Plan

Effective August 9, 2022, we adopted our 2022 Incentive and Nonstatutory Stock Option Plan (the “2022 Stock Option Plan”). Under the 2022 Stock Option Plan, our board of directors may grant options to purchase common stock to officers, employees, and other persons who provide services to us. A total of 833,333 shares of common stock were reserved for the 2022 Stock Option Plan. In fiscal 2025, the Company granted an aggregate of 475,000 options to its executive officers and certain directors.

2022 Restricted Stock Plan

Effective August 9, 2022, we adopted our 2022 Restricted Stock Plan (the “2022 Restricted Stock Plan”, and together with the 2020 Stock Incentive Plan and the 2022 Stock Option Plan, the “Equity Incentive Plans”). Under the 2022 Restricted Stock Plan, our board of directors may grant restricted stock to officers, directors, and key employees. A total of 833,333 shares of common stock is reserved for the 2022 Restricted Stock Plan. In 2025, the Company granted an aggregate of 683,333 shares of restricted stock to its Named Executive Officers under the 2022 Restricted Plan.

Grants of Equity Compensation in Fiscal 2025

On January 29, 2025, the Company’s Board of Directors approved an award of stock options (“Options”) pursuant to its 2022 Stock Option Plan to purchase shares of common stock to the Company’s executive officers and directors as follows: 200,000 Options to Jaspreet Mathur, the Company’s Chief Executive Officer and Chairman; 75,000 Options to Rob Cucher, the Company’s VP of Legal Affairs; 25,000 Options to Benjamin Chung, the Company’s Chief Financial Officer; 75,000 Options to Danielle Young, the Company’s Chief Operating Officer; 50,000 Options to Bharat Raj Mathur, a member of the Board; and 50,000 Options to Arthur Sarkissian, a member of the Board. These Options, which have an exercise price of $0.52 per share, vested immediately upon grant.

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

Policies and Practices Related to the Grant of Certain Equity Awards Close in Time to the Release of Material Nonpublic Information

During 2025, we did not grant any stock options or similar awards as part of our equity compensation program. If stock options or similar awards are granted in the future, we intend to not grant stock options or similar awards in anticipation of the release of material nonpublic information that is likely to result in changes to the price of our common stock, such as a significant positive or negative earnings announcement, and not time the public release of such information based on stock option grant dates.

Equity Compensation Plan Information

The following table sets forth information as of December 31, 2025, regarding shares of common stock that may be issued under our equity compensation plans, consisting of our 2020 Stock Incentive Plan, 2022 Equity Incentive Plan, and our 2022 Restricted Stock Plan. We do not have any non-shareholder approved equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	833,333	$-	2,222	(1)
Equity compensation plans not approved by security holders	-	-	-
Total	0		2,222

(1)	Includes 2,222 options under the 2020 Stock Incentive Plan; 833,333 options under the 2022 Equity Incentive Plan; and 833,333 shares of common stock under the 2022 Restricted Stock Plan.

Director Compensation

For fiscal 2025, the Company did not pay cash retainers to directors, but in the first quarter of 2025 it issued fully vested shares to settle accrued director compensation for service rendered in fiscal 2025. In addition, on January 29, 2025, the board granted stock options to two non-employee directors.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($) (1)	Options Awards($)	Total Compensation
Jaspreet Mathur	0	60,000	-	60,000
Bharat Raj Mathur	0	60,000	$12,000	72,000
Amanda Saccomanno	0	60,000	-	60,000
Dan Fleyshman	0	60,000	-	60,000
Leon Anderson	0	60,000	-	60,000
Michael Braun	0	60,000	-	60,000
Hassan Iddrissu	0	60,000	-	60,000
Arthur Sarkissian	0	60,000	$12,000	72,000

(1)	Stock awards reflect ASC 718 grant-date fair value. The stock awards made on January 29, 2025 valued at $0.52 per share.

(2)	The amounts reported in the Option awards column reflect the grant date fair value of stock options compared in accordance with FASB ASC Topic 718. On January 29, 2025, the board granted options to purchase 50,000 shares (exercise price $0.52, vested immediately) to each of Bharat Raj Mathur and Arthur Sarkissian under the 2022 Stock Option Plan.

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

Beneficial ownership is determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934. Generally, it means that a person has beneficial ownership of a security if he or she possesses sole or shared voting or investment power of that security and includes options, warrants, and other securities convertible or exercisable into shares of common stock, provided that such securities are currently exercisable or convertible or exercisable or convertible within 60 days of April 1, 2025. As of April 1, 2025, there were 14,205,965 shares of our common stock issued and outstanding, a 500,000 shares of our Class A Stock issued and outstanding and 320,094 shares of Class C Stock issued and outstanding. Each share of our Class A Stock is convertible into 2 shares of the Company’s common stock.

Each share of Class A Stock is entitled to a number of votes equal, in the aggregate, to 60% of the total voting power of the Company’s outstanding common stock, voting together with the common stock and Class C Stock as a single class.

Each share of Class C Stock is convertible into 100 shares of the Company’s common stock at any time at the option of the holder. Each shares of Class C Stock carries a number of votes equal to the number of shares of common stock into which such shares of Class C Stock is then convertible. “Combined Voting Power” represents the percentage of the total voting power of all outstanding shares of the Company’s voting securities held by the applicable beneficial owner, taking into account the voting rights of common stock, Class A Stock, and Class C Stock as described herein.

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

We had the following transactions with related parties during the last two fiscal years:

Settlement Agreements with NEOs for Accrued Compensation

Mr. Mathur, Mr. Chung, Mr. Cucher and Ms. Young entered into settlement agreements with the Company for accrued compensation payable to them pursuant to employment agreements on September 2024 and January 2024. Additionally, each of Mr. Mathur, Mr. Chung, Mr. Cucher and Ms. Young entered into settlement agreements for accrued compensation payable to them pursuant to their employment agreements on September 30, 2025. For additional information, please see “Executive Compensation – Settlement Agreements with NEOs for Accrued Compensation.”

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

As of December 31, 2025, the Company had accrued and unpaid dividends on the Series D Preferred Stock in the amounts of $526,799 owed to Mr. Mathur, $4,658 owed to Emblaze, and $7,968 owed to EM1. Pursuant to the Waiver Agreements, each holder irrevocably waived its right to receive all accrued and unpaid dividends on the Series D Preferred Stock from the date of issuance through and including December 31, 2025, which totaled $539,444 in the aggregate.

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

Pursuant to the License Agreements, and each of them, the Company agreed to pay to each Licensor royalty payments equal to 4.00% of gross sales, excluding returns, chargebacks, and other such allowances. On October 1, 2023, the Company terminated each of the License Agreements with Smilz, Divatrim and Amarose; however, the Company maintained its license for NZT-48 with LPI. As of October 1, 2023, the Company had accrued liabilities for royalty payments in the amount of $436,528 to Smilz,, $2,860 to Divatrim, $673,004 to LPI and $320,261 to Amarose, respectively. In the third quarter of 2023, the Company and each of the Licensors agreed to convert their royalty payments into accrued liabilities of the Company in the same amount.

As of November 1, 2023, Limitless X amended its license agreement with LPI, terminating its rights to license two nutritional supplements.

In January 2025 (the “January Amendment”), LPI amended the License Agreement for NZT-48 to waive all royalty payments from the Company for the next 3 years. The term of the License Agreement for NZT-48 is for 5 years and automatically renews for 5 years unless either party gives notice of its intent not to renew, and LPI can only terminate for the end of a term for cause. The License Agreement for NZT-48 only gives the Company a non-exclusive license to design, redesign, manufacture, promote, sell and distribute NZT-48. In May 2025, we further amended the License Agreement to memorialize the understanding and operating relationship between the LPI and Limitless X that the License Agreement and the royalty waivers under the January 2025 Amendment, applied to all NZT-48 related products, including NZT-48, NZT-48 Lions Mane, and NZT-48 For Her, as well as the OneShot Nootropic Pre-Workout and any OneShot related products, whether already developed or that may be developed by LPI in the future.

Effective as of September 2025, the Company and LPI amended the LPI License Agreement pursuant to a Third Amendment (“Third Amendment”) in which LPI waived $260,602 in royalties due through December 31, 2025, and confirmed its waiver of all royalties under the LPI License Agreement for the period ending

Notes Payable to the Majority Shareholder

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

Notes Payable to Related Parties

The Company entered into various notes payable with shareholders of the Company. As of December 31, 2025, and 2024, the Company had $161,092 and $436,747 outstanding, respectively. Refer to Note 8 of the Company’s unaudited financial statements.

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

On January 22, 2025, Limitless Films entered into a promissory note with EM1 Capital, LLC (“EM1”), a company wholly-owned and controlled by Mr. Mathur, pursuant to which EM1 advanced $1 million to Limitless Films to enable Limitless Films to meet its obligations under the Bridge Loan Agreement with Gentleman Thief LLC. The $1 million loan accrues interest at a rate of five percent (5%) and has a maturity date of January 22, 2026. The maturity date of the bridge loan has been extended multiple times in connection with ongoing project developments. In September 2025, Limitless Films entered into a second addendum to the bridge loan agreement, which extended the maturity date to November 15, 2025 and provided for the rollover of $400,000 of the original loan amount toward the development of a separate motion picture, The Conspiracy, featuring Emile Hirsch, Emma Ishta, Busta Rhymes, and Rich the Kid, among others. As of September 15, 2025, the Borrower had repaid $300,000 of the outstanding balance, leaving a remaining balance of $300,000 at that time. Although the November 15, 2025 maturity date has passed, the Company has agreed to provide an additional extension in consideration of continued project developments, delayed inbound payments related to distribution and sales activity, and the rescheduled premiere of The Gentleman Thief, which is currently expected to open the Miami Film Festival in April 2026. The Company is also preparing a new security agreement related to The Conspiracy.

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

On June 9, 2025, EM1, an entity controlled by Mr. Mathur, entered into a promissory note with the Company in the amount of $25,000 plus accrued interest at the agreed upon rate of 15% fixed equaling the total sum of $28,750 (the “Full Balance”). The Company is to use the funds received under the promissory note to pay its auditing fees. The Company will pay EM1 the Full Balance on or before the earlier of (i) December 9, 2025 or (ii) the date on which the Company secures funding of at least $1 million in an offering. The note was subsequently amended on June 12, 2025, only to change the governing law provision from California to Delaware. The note was amended again on June/30, 2025 to include consideration payable to EM1 in the form of stock. The Company will issue 5,000 shares of the Company’s common stock to EM1, after obtaining Board approval, which shares are “restricted securities” under Rule 144 of the Securities Act, have not been registered and cannot be resold or otherwise transferred without registration or an exemption therefrom.

On June 11, 2025, EM1 entered into a promissory note with the Company in the amount of $75,000 plus accrued interest at the agreed upon rate of 15% fixed equaling the total sum of $86,250 (the “Full Balance”). The Company is to use the funds received pursuant to promissory note for necessary expenses. The Company will pay EM1 the Full Balance on or before the earlier of (i) December 11, 2025 or (ii) the date on which the Company secures funding of at least $1 million in an offering. In consideration for EM1’s willingness to loan the funds, the Company will issue 15,000 shares of the Company’s common stock to EM1 after obtaining Board approval. These shares will be “restricted securities” under Rule 144 of the Securities Act, have not been registered and cannot be resold or otherwise transferred without registration or an exemption therefrom.

On July 11, 2025 (the “Effective Date”), EM1 entered into a promissory note with the Company in the amount of $250,000 plus accrued interest at the agreed upon rate of 15% fixed per annum, pursuant to which EM1 will advance the funds to the Company for general working capital purposes and growth initiatives between July 11 and August 29, 2025. The Company will pay EM1 the full balance (including principal and interest) of the promissory note on or before the maturity date of July 11, 2026. In consideration for EM1’s willingness to loan the funds, the Company was required to issue 500,000 shares of the Company’s common stock and 500,000 warrants to purchase the Company’s common stock to EM1 on the Effective Date. The warrants have an exercise price of $0.80 per share, the closing price of the Company’s common stock on the Effective Date, and contain terms for cashless exercise and a 5-year term. The issuance of common stock, the warrants, and any common stock issued under the warrants shall be restricted under Rule 144 of the Securities Act, have not been registered and cannot be resold or otherwise transferred without registration or an exemption therefrom.

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

On April 14, 2025, the Company entered into debt conversion agreements with each of (i) Jaspreet Mathur and (ii) EM1 Capital, LLC and Emblaze One, LLC, two entities under Mr. Mathur’s control (each of Mr. Mathur and the entities, a “Vendor”, and collectively, the “Vendors”). The Company had an outstanding balance owed to the Vendors in an aggregate amount of $6,505,368 (the “Debt”) in connection with expenses paid on behalf of the Company by each Vendor. In exchange for cancelling the Debt, The Company issued an aggregate of 260,214 shares to the Vendors of the Series D Preferred Stock restricted under Rule 144 of the Securities Act of 1933, as amended, at a price of $25 per share. The Series D Preferred Stock is subject to restrictions on transfer and sale under applicable federal and state securities laws.

Exchange Agreements with Mr. Mathur

On February 23, 2026, the Company entered into Exchange Agreements (each, an “Exchange Agreement” and collectively, the “Exchange Agreements”) with certain holders of the Company’s Class C Convertible Preferred Stock, par value $0.0001 per share (the “Class C Stock”), pursuant to which such holders agreed to exchange all of their shares of Class C Stock for shares of the Company’s Series D 15% Cumulative Redeemable Perpetual Preferred Stock, par value $0.0001 per share (the “Series D Stock”). The Exchange Agreements were entered into with each of EM1, Amarose, LPI, each of which is controlled by our Chief Executive Officer and greater than 10% shareholder, Jaspreet Mathur. Pursuant to the Exchange Agreements, each holder exchanged its shares of Class C Stock for shares of Series D Stock as follows (pursuant to the table below). The Series D Stock issued pursuant to the Exchange Agreements has not been registered under the Securities Act or under any state securities laws, and was issued in reliance on exemptions thereunder.

Class C Holder	Class C Shares Exchanged	Series D Shares Received
EM1	291,372	1,210,793
LPI	5,000	20,777
Amarose	7,892	32,795

Ding Acquisition

On January 26, 2026, the Company and BodyCor entered into a Binding Letter of Intent with Ding Easy AI, LLC and its equity holders, pursuant to which the Company would acquire 60% of the equity interests of Ding (on a fully diluted basis) at a pre-money valuation of $15.0 million in exchange for shares of the Company’s common stock valued at $9.0 million based on the volume-weighted average trading price, and commit to provide up to $1.75 million in growth capital subject to due diligence, milestone conditions, and a fairness opinion. The LOI also provides the Company with an option to acquire the remaining 40% equity interest upon Ding achieving a specified valuation, in exchange for additional shares of common stock, and includes a 120-day exclusivity period. Ding is wholly owned by Daniel Sanders, who also serves as President of the Company’s wholly owned subsidiary, Limitless X, Inc., and therefore the LOI constitutes a related-party transaction under Item 404(a) of Regulation S-K. The related-party relationship and transaction terms were reviewed and approved by the Company’s Audit Committee.

Notes Payable to Prime Time Live, Inc.

As of December 31, 2025, and 2024, Prime Time Live owed affiliates of the Company $80,000 and $80,000, respectively. These loans each bear interest at the rate of $10 per annum and is due upon demand.

Policies and Procedures for Transactions with Related Persons

All future related party transactions will be voted upon by the disinterested directors. The Audit Committee of the Board is responsible for evaluating each related party transaction and making a recommendation to the disinterested members of the Board as to whether the transaction at issue is fair, reasonable and within our policy and whether it should be ratified and approved. The Board or the Audit Committee, as applicable, in making its recommendation, will consider various factors, including the benefit of the transaction to us, the terms of the transaction and whether they are at arm’s-length and in the ordinary course of our business, the direct or indirect nature of the related person’s interest in the transaction, the size and expected term of the transaction and other facts and circumstances that bear on the materiality of the related party transaction under applicable law and listing standards. The Board and the Audit Committee will review, at least annually, a summary of our transactions with our directors and officers and with firms that employ our directors, as well as any other related person transactions.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following table summarizes the aggregate fees billed to us by M&K CPAS, PLLC (“M&K”), our principal accounts, for professional services during the years ended December 31, 2025 and 2024 for re-audit:

Fees	2025	2024
Audit Fees (1)	$50,000	$50,000
All Other Fees	-	-
Total Fees	$50,000	$50,000

(1) Audit Fees.

Fees for audit services billed in 2025 and 2024 consisted of:

●	Progress billings for the audits of the Company’s financial statements for 2025 and 2024; and
●	Review of the Company’s quarterly financial statements for 2025 and 2024.

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

c)	Exhibits:

Exhibit Number	Description	Form	Exhibit	Filing Date	Filed Herewith
2.1	Share Exchange Agreement among Bio Lab Naturals, Inc., Limitless X, Inc., and Certain Shareholders, dated May 11, 2022	8-K	2.1	05/26/2022
2.1	Amendment to Share Exchange Agreement, dated August 2, 2022	8-K	10.1	08/05/2022
3.1	Amended and Restated Certificate of Incorporation filed October 31, 2022	8-K	3.1	11/01/2022
3.2	Amended and Restated Bylaws	S-1	3.2	02/14/2024
3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation filed December 19, 2022	8-K	3.1	12/21/2022
3.4	Class A Super Majority Convertible Preferred Shares Designation filed February 5, 2020	S-1	4.3	07/02/2020
3.5	Amended Certificate of Designation of Class A Preferred Convertible Stock	8-K	3.1	05/26/2022
3.6	Certificate of Designation of Class B Convertible Preferred Stock filed October 23, 2023	8-K	3.1	10/26/2023
3.7	Amended Certificate of Designation of Class B Preferred Convertible Stock	S-1	3.7	02/14/2024
3.8	Amended and Restated Certificate of Designation of Class C Convertible Preferred Stock, filed on January 9, 2025	8-K	3.1	01/15/2025
3.9	Certificate of Designation of Series D 15% Cumulative Redeemable Perpetual Preferred Stock	8-K	3.1	01/27/2025
4.1	2020 Stock Option Plan	S-1	4.1	07/02/2020
4.2	2022 Restricted Stock Plan	S-1	4.2	02/14/2024
4.3	2022 Stock Option Plan	S-1	4.3	02/14/2024
10.1	Manufacturing & Distributorship License Agreement between Limitless X Inc. and Divatrim Inc., dated December 1, 2021	8-K	10.3	05/26/2022
10.2	Manufacturing & Distributorship License Agreement between Limitless X Inc. and Smilz Inc., dated December 1, 2021	8-K	10.4	05/26/2022
10.3	Manufacturing & Distributorship License Agreement between Limitless X Inc. and Limitless Performance Inc., dated December 1, 2021	8-K	10.5	05/26/2022
10.4	Manufacturing & Distributorship License Agreement between Limitless X Inc. and Amarose Inc., dated December 1, 2021	8-K	10.6	05/26/2022
10.5	Promissory Note between Limitless X, Inc. and Jaspreet Mathur, dated December 6, 2021	8-K	10.7	05/26/2022

10.6	Promissory Note between Limitless X, Inc. and Jaspreet Mathur, dated February 11, 2022	8-K	10.8	05/26/2022
10.7	Promissory Note between Limitless X, Inc. and Jaspreet Mathur, dated May 8, 2022	8-K	10.9	05/26/2022
10.8	Promissory Note between Limitless X, Inc. and Jaspreet Mathur, dated May 16, 2022	8-K	10.10	05/26/2022
10.9	Promissory Note between Limitless X, Inc. and Jaspreet Mathur, dated May 18, 2022	8-K	10.11	05/26/2022
10.10	Form of Settlement Agreement and Release of Claims between the Company and each employee dated September 10, 2024	8-K	10.1	09/16/2024
10.11	Promissory Note dated December 10, 2024 made by Limitless X Holdings, Inc. and Jaspreet Mathur dated December 10, 2024	8-K	10.1	12/16/2024
10.12	Promissory Note dated December 31, 2024 between Limitless X Holdings, Inc. and Jaspreet Mathur dated December 31, 2024	8-K	10.1	12/31/2024
10.13	Termination of Manufacturing and Distribution Agreement dated as of November 1, 2023 between Limitless X, Inc. and SMILZ Inc.	1-A	6.18	02/14/2025
10.14	Termination of Manufacturing and Distribution Agreement dated as of November 1, 2023 between Limitless X, Inc. and Divatrim Inc.	1-A	6.19	02/14/2025
10.15	Termination of Manufacturing and Distribution Agreement dated as of November 1, 2023 between Limitless X, Inc. and Amarose Inc.	1-A	6.20	02/14/2025
10.16	Debt Conversion Agreement dated as of February 10, 2025 made by and between Limitless X Holdings Inc. and Jaspreet Mathur	8-K	10.1	02/11/2025
10.17	Funding Commitment Agreement	1-A/A	6.22	04/14/2025
10.18	Agreement dated September 5, 2019 appointing Mountain Share Transfer, LLC as Transfer Agent and Registrar	1-A/A	6.23	04/14/2025
10.19	Promissory Note dated March 21, 2025 by and between Limitless X Holdings, Inc. and Jaspreet Mathur	8-K	10.1	03/25/2025
10.20	Bridge Loan Agreement by and between Limitless Films, Inc. and Gentleman Thief LLC dated January 24, 2025	1-A/A	6.25	05/30/2025
10.21	First Amendment to Manufacturing and Distributorship Agreement dated January 24, 2025	8-K	10.2	01/27/2025
10.22	Second Amendment to Manufacturing and Distributorship Agreement dated May 20, 2025	8-K	10.1	05/21/2025
10.23	Vendor Debt Conversion Agreement dated April 14, 2025 by and Between Limitless X Holdings, Inc. and Jaspreet Mathur	8-K	10.1	04/16/2025
10.24	Vendor Debt Conversion Agreement dated April 14, 2025 by and Between Limitless X Holdings, Inc. and Emblaze One, Inc.	8-K	10.2	04/16/2025
10.25	Vendor Debt Conversion Agreement dated April 14, 2025 by and Between Limitless X Holdings, Inc. and EM1 Capital LLC	8-K	10.3	04/16/2025
10.26	Promissory Note (and First Amendment) by and between Limitless X Holdings Inc. and EM1 Capital LLC dated June 9, 2025	8-K	10.1	06/13/2025
10.27	Promissory Note by and between Limitless X Holdings Inc. and EM1 Capital LLC dated June 11, 2025	8-K	10.2	06/13/2025
10.28	Related Party Loan Agreement and Promissory Note by and between Limitless Films, Inc. and EM1 Capital LLC dated January 22, 2025	1-A/A	6.33	07/07/2025
10.29	Second Amendment to Promissory Note by and between Limitless X Holdings Inc. and EM1 Capital LLC	1-A/A	6.34	07/07/2025
10.30	Addendum to Bridge Loan Agreement dated as of May 29, 2025 between Limitless X Holdings, Gentlemen Thief, LLC and Randall Emmett	1-A/A	6.35	07/07/2025
10.31	Promissory Note dated July 11, 2025 by and between Limitless X Holdings Inc. and EM1 Capital LLC	8-K	10.1	07/14/2025
10.32	Warrant Agreement dated July 11, 2025 by and between Limitless X Holdings Inc. and EM1 Capital LLC	8-K	10.2	07/14/2025
10.33	Warrant Agreement dated July 11, 2025 by and between Limitless X Holdings Inc. and EM1 Capital LLC	8-K	10.2	07/14/2025
10.34	Second Addendum to Bridge Loan Agreement by and among Limitless Films, Inc., Gentleman Thief LLC, and Randall Emmett				X
10.35	Third Amendment to Manufacturing and Distribution Licensing Agreement effective as of September 30, 2025, by and between the Company	10-Q	10.3	11/20/2025

10.36	Form of Dividend Waiver Agreement, effective as of September 30, 2025 by and between the Company and holders of the Company’s Series D Preferred Stock	10-Q	10.4	11/20/2025
10.37	Retail Lease by and between RWBP Highland, L.P. and Limitless Entertainment Group Inc. dated October 15. 2025	8-K	10.1	01/26/2026
10.38	Promissory Note by and between the Company and CFI Capital, LLC dated November 3, 2025	8-K	4.1	01/26/2026
10.39	Promissory Note Agreement by and between the Company and Labrys Fund II, L.P. dated November 5, 2025	8-K	4.2	01/26/2026
10.40	Promissory Note by and between the Company and GS Capital Partners, LLC dated November 10, 2025	8-K	4.3	01/26/2026
10.41	Promissory Note Agreement by and between the Company and Auctus Fund, LLC dated November 11, 2025	8-K	4.4	01/26/2026
10.42	First Warrant by and between the Company and Auctus Fund, LLC dated November 11, 2025	8-K	4.5	01/26/2026
10.43	Second Warrant by and between the Company and Auctus Fund, LLC dated November 11, 2025	8-K	4.6	01/26/2026
10.44	Securities Purchase Agreement by and between the Company and CFI Capital, LLC dated November 3, 2025	8-K	10.2	01/26/2026
10.45	Securities Purchase Agreement by and between the Company and Labrys Fund II, L.P. dated November 5, 2025	8-K	10.3	01/26/2026
10.46	Securities Purchase Agreement by and between the Company and GS Capital Partners, LLC dated November 10, 2025	8-K	10.4	01/26/2026
10.47	Securities Purchase Agreement by and between the Company and Auctus Fund, LLC dated November 11, 2025	8-K	10.5	01/26/2026
10.48	Binding Letter of Intent by and among Bodycor, Inc., the Company, and Ding Easy AI, LLC	8-K	10.1	02/09/2026
10.49	Guaranty Agreement made by Limitless X Holdings Inc. and Jas Mathur in favor of RWBP Highland, L.P. dated October 15, 2025	8-K	10.6	01/26/2026
10.50	Exchange Agreements by and between the Company and AMAROSE INC.	8-K	10.3	02/27/2026
10.51	Exchange Agreements by and between the Company and Limitless Performance, Inc.	8-K	10.2	02/27/2026
10.52	Exchange Agreements by and between the Company and EM1 Capital, LLC	8-K	10.1	02/27/2026
21.1	List of Subsidiaries	S-1	21.1	02/14/2024
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a–14(a) or 15d-14(a) of the Securities Exchange Act of 1934				X
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934				X
32.1	Certification of Chief Executive Officer under Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.2	Certification of Chief Financial Officer under Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained within Exhibit 101)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIMITLESS X HOLDINGS, INC.

	By:	/s/ Jaspreet Mathur
	Name:	Jaspreet Mathur
Dated: April 15, 2026	Title:	Chief Executive Officer and Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jaspreet Mathur	Chief Executive Officer and Chairman of the Board of Director	April 15, 2026
Jaspreet Mathur	(Principal Executive Officer)

/s/ Benjamin Chung	Chief Financial Officer	April 15, 2026
Benjamin Chung	(Principal Financial Officer and Principal Accounting Officer)

/s/ Bharat Raj Mathur	Director	April 15, 2026
Bharat Raj Mathur

/s/ Amanda Saccomanno	Director	April 15, 2026
Amanda Saccomanno

/s/ Leon Anderson	Director	April 15, 2026
Leon Anderson

/s/ Dan Fleyshman	Director	April 15, 2026
Dan Fleyshman

/s/ Michael Braun	Director	April 15, 2026
Michael Braun

/s/ Hassan Iddrissu	Director	April 15, 2026
Hassan Iddrissu

/s/ Arthur Sarkissian	Director	April 15, 2026
Arthur Sarkissian

LIMITLESS X HOLDINGS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Limitless X Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Limitless X Holdings, Inc. (the Company) as of December 31, 2025 and 2024, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2025, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2025, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has yet to achieve profitable operations, has negative cash flows from operating activities, and is dependent upon future issuances of equity or other financings to fund ongoing operations all of which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The Woodlands, TX

April 15, 2026

LIMITLESS X HOLDINGS INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2025	2024

ASSETS
Current Assets:
Cash	$7,169	$53,549
Accounts receivables, net	-	24,984
Inventories	140,554	18,415
Prepaid expenses	24,148	11,700
Total current assets	171,871	108,648

Non-Current Assets:
Property and equipment, net	660	980
Other assets	10,985	11,208
Total non-current assets	11,645	12,188

Total assets	$183,516	$120,836

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	$3,309,385	$6,024,556
Accrued interest	59,653	1,035,842
Royalty payable	-	220,535
Refunds and chargeback payable	4,342	55,296
Note payable	35,000	35,000
Notes payable to shareholder	-	5,144,460
Notes payable to related parties	164,092	436,747
Convertible notes payable, net of debt discount of $124,434	550,566	-
Loans payable	339,249	240,133
Total current liabilities	4,462,287	13,192,569

Total liabilities	4,462,287	13,192,569

Commitments and contingencies

Preferred Stock B - $0.0001 par value; 30,000,000 authorized shares; 531,356 shares issued and outstanding, respectively	1,742,953	1,742,953

Stockholders’ deficit
Preferred Stock A - $0.0001 par value; 30,000,000 authorized shares; 500,000 shares issued and outstanding	50	50
Preferred Stock C - $0.0001 par value; 30,000,000 authorized shares; 337,694 shares issued and outstanding	5,374,996	-
Preferred Stock D - $0.0001 par value; 30,000,000 authorized shares; 405,214 shares issued and outstanding and none, respectively	10,130,350	-
Common Stock- $0.0001 par value; 300,000,000 authorized shares; 16,993,811 shares and 8,594,681 shares issued and outstanding, respectively	1,699	859
Common stock issuable, 2,502,382 shares and 133,332, respectively	4,661,734	83,555
Additional paid-in-capital	58,767,979	23,941,779
Accumulated deficit	(84,958,532)	(38,840,929)
Total stockholders’ deficit	(6,021,724)	(14,814,686)

Total liabilities and stockholders’ deficit	$183,516	$120,836

The accompanying notes are an integral part of these consolidated financial statements.

LIMITLESS X HOLDINGS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2025	2024

Net Revenue
Product sales	$946,563	$3,355,961
Total net revenue	946,563	3,355,961

Cost of Revenue
Cost of revenue	233,581	1,105,879
Total cost of sales	233,581	1,105,879

Gross profit	712,982	2,250,082

Operating expenses:
General and administrative	1,559,242	1,087,459
Advertising and marketing	544,777	1,997,123
Salaries and compensation	2,215,221	2,879,870
Stock compensation expense	5,498,021	168,555
Total operating expenses	9,817,261	6,133,007

Loss from operations	(9,104,279)	(3,882,925)

Other income (expense)
Interest expense	(954,668)	(512,619)
Other income (expense)	36,186	10,477
Gain (Loss) on debt settlement	(35,458,137)	216,914
Loss on settlement	(636,705)	-
Gain on disposal of assets	-	(26,035)
Other expense	-	(7,825)
Total other income (expense), net	(37,013,324)	(319,088)

Loss before income tax provision	(46,117,603)	(4,202,013)

Income tax provision	-	915

Net loss	$(46,117,603)	$(4,202,928)

Dividends accrued during the period	539,444	-
Dividends forgiven during the period	(539,444)	-
Deemed dividends during the period related to extinguishment of related party preferred stock C from mezzanine to equity	(26,931,904)	-

Net loss allocable to common shareholders	$(19,185,699)	$(4,202,928)

Earnings (Loss) Per Share:
Net loss per common share - basic and diluted	$(1.23)	$(0.83)
Weighted average number of common shares - basic and diluted	15,415,997	5,068,134

The accompanying notes are an integral part of these consolidated financial statements.

LIMITLESS X HOLDINGS INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Preferred Stock B		Preferred Stock C		Preferred Stock A		Preferred Stock C		Preferred Stock D		Preferred Stock D Issuable		Common Stock		Common Stock Issuable		Additional Paid-In	Accumulated	Total Stockholder’s
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	deficit	Equity

Balance at December 31, 2023	10,349,097	$16,973,554	-	$-	500,000	$50	-	$-	-	$-	-	$-	3,992,234	$399	-	$-	$4,793,068	$(34,638,001)	$(29,844,484)

Salaries conversion to common stock	-	-	-	-	-	-	-	-	-	-	-	-	3,202,464	320	-	-	3,202,144	-	3,202,464
Conversion of Preferred Stock B to common stock	(9,817,741)	(15,230,601)	-	-	-	-	-	-	-	-	-	-	311,100	31	-	-	15,230,570	-	15,230,601
Conversion of accrued wages to common stock	-	-	-	-	-	-	-	-	-	-	-	-	788,883	79	-	-	631,027	-	631,106
Conversion of Preferred Stock B to common stock	-	-	-	-	-	-	-	-	-	-	-	-	300,000	30	-	-	84,970	-	85,000
Conversion of accrued wages to common stock	-	-	-	-	-	-	-	-	-	-	-	-	-	-	133,332	83,555	-	-	83,555
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(4,202,928)	(4,202,928)

Balance at December 31, 2024	531,356	$1,742,953	-	$-	500,000	$50	-	$-	-	$-	-	$-	8,594,681	$859	133,332	$83,555	$23,941,779	$(38,840,929)	$(14,814,686)

Salaries conversion to common stock	-	-	-	-	-	-	-	-	-	-	-	-	1,340,598	134	-	-	1,126,095	-	1,126,229
Issuances of common stock to board of directors for services - conversion from accrued compensation	-	-	-	-	-	-	-	-	-	-	-	-	1,945,000	195	-	-	1,653,055	-	1,653,250
Issuances of common stock to board of directors for services	-	-	-	-	-	-	-	-	-	-	-	-	220,000	22	-	-	146,978	-	147,000
Consulting services - issuance of common stock	-	-	-	-	-	-	-	-	-	-	-	-	578,757	58	-	-	403,460	-	403,518
Restricted stock grants	-	-	-	-	-	-	-	-	-	-	-	-	833,333	83	-	-	430,095	-	430,178
Issuances of stock options	-	-	-	-	-	-	-	-	-	-	-	-	708,333	71	-	-	430,077	-	430,148
Common stock issuable for borrowings from shareholder	-	-	-	-	-	-	-	-	-	-	-	-	-	-	225,000	177,750	-	-	177,750
Conversion of notes payable and accrued interest to shareholder to preferred stock C	-	-	193,680	19,368,000	-	-	-	-	-	-	-	-	-	-	-	-	2,736,361	-	2,736,361
Conversion of notes payable and accrued interest to shareholder to preferred stock C	-	-	97,692	9,769,200	-	-	-	-	-	-	-	-	-	-	-	-	1,085,468	-	1,085,468
Conversion of notes payable and accrued interest to related parties to preferred stock C	-	-	7,892	789,200	-	-	-	-	-	-	-	-	-	-	-	-	87,892	-	87,892
Issuance of preferred stock C for services	-	-	25,000	1,037,500	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Conversion of vendor accounts payable to preferred stock C	-	-	15,830	1,583,000	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Issuances of preferred stock C for compensation	-	-	5,000	500,000	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Conversion of notes payable accrued interest to shareholder to preferred stock D	-	-	-	-	-	-	-	-	135,000	3,375,000	-	-	-	-	-	-	-	-	3,375,000
Conversion of notes payable and accrued interest to shareholder to preferred stock D	-	-	-	-	-	-	-	-	10,000	250,000	-	-	-	-	-	-	-	-	250,000
Common stock issued from issuable	-	-	-	-	-	-	-	-	-	-	-	-	225,000	23	(225,000)	(177,750)	177,727	-	-
Issuances of common stock for conversion of vendor debt	-	-	-	-	-	-	-	-	-	-	-	-	739,002	74	-	-	738,928	-	739,002
Consulting services - issuance of common stock - Draper	-	-	-	-	-	-	-	-	-	-	-	-	222,220	22	-	-	136,161	-	136,183
Consulting services - issuance of common stock from issuable	-	-	-	-	-	-	-	-	-	-	-	-	133,332	13	(133,332)	(83,555)	83,542	-	-
Shares issuable for consulting services	-	-	-	-	-	-	-	-	-	-	-	-	-	-	44,448	20,070	-	-	20,070
Issuances of preferred stock D as compensation	-	-	-	-	-	-	-	-	260,214	6,505,350	-	-	-	-	-	-	(3,909,721)	-	2,595,629
Dividends	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(204,555)	-	(204,555)
Extinguishment of preferred stock C from mezzanine to equity due to change in terms	-	-	(337,694)	(32,306,900)	-	-	337,694	32,306,900	-	-	-	-	-	-	-	-	-	-	32,306,900
Deemed dividends	-	-	-	-	-	-	-	(26,931,904)	-	-	-	-	-	-	-	-	26,931,904	-	-
Conversion of notes payable and accrued interest to shareholder to common shares	-	-	-	-	-	-	-	-	-	-	-	-	520,000	52	-	-	334,040	-	334,092
Conversion of preferred stock C to common stock	-	-	(7,400)	(740,000)	-	-	-	-	-	-	-	-	740,000	74	-	-	1,368,926	-	1,369,000
Consulting services - issuance of common stock	-	-	-	-	-	-	-	-	-	-	-	-	100,000	10	-	-	398,990	-	399,000
Dividends	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(334,889)	-	(334,889)
Dividends - amendment to forgivess dividends	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	539,444	-	539,444
Settlement of royalty payables - related party	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	260,602	-	260,602
Common stock issuable on settlement of accrued salaries	-	-	-	-	-	-	-	-	-	-	-	-	-	-	1,046,836	2,303,039	-	-	2,303,039
Consulting services - issuance of common stock - Irth and Lavry	-	-	-	-	-	-	-	-	-	-	-	-	93,555	9	-	-	135,790	-	135,799
Employee stock compensation expense - common stock issuable	-	-	-	-	-	-	-	-	-	-	-	-	-	-	250,000	550,000	-	-	550,000
Stock compensation to board of directors for services - common stock issuable	-	-	-	-	-	-	-	-	-	-	-	-	-	-	369,232	480,000	-	-	480,000
Stock compensation for consulting services - common stock issuable	-	-	-	-	-	-	-	-	-	-	-	-	-	-	791,866	1,308,625	-	-	1,308,625
Warrant valuation from convertible debt	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	69,830	-	69,830
Net Loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(46,117,603)	(46,117,603)

Balance at December 31, 2025	531,356	$1,742,953	-	$-	500,000	$50	337,694	$5,374,996	405,214	$10,130,350	-	$-	16,993,811	$1,699	2,502,382	$4,661,734	$58,767,979	$(84,958,532)	$(6,021,724)

The accompanying notes are an integral part of these consolidated financial statements.

LIMITLESS X HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2025	2024

Cash flows from operating activities:
Net loss	$(46,117,603)	$(4,202,928)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	320	2,392
Amortization of debt discount	791,740	-
Loss on disposal of fixed assets	-	26,035
Stock compensation - Issuances of common stock to board of directors for services	147,000	-
Stock compensation - Consulting services	2,403,195	168,555
Stock compensation - Restricted stock grants	430,178	-
Stock compensation - Stock options	430,148	-
Stock compensation - Issuance of preferred stock C for services and compensation	1,537,500	-
Stock compensation - Employee stock compensation expense	550,000	-
Loss on settlement of debt - Salaries conversion to common stock	589,989	-
Loss on settlement of debt - Issuances of common stock to board of directors for services to settle accrued compensation	680,750	-
Loss on settlemetn of debt	-	(216,914)
Loss on settlement of debt - settlement of accrued salaries	1,036,369	-
Loss on settlement of debt - Issuances of preferred stock D as compensation	6,505,350	-
Loss on settlement of debt - Conversion of preferred stock C to common stock	629,000	-
Loss on settlement of debt - Conversion of notes payable and accrued interest to shareholder to preferred stock C	26,016,679	-
Loss on legal settlement	636,705	-
Changes in assets and liabilities:
Accounts receivables, net	24,984	91,904
Inventories	(122,139)	3,442
Prepaid expenses	(12,448)	800
Other assets	223	(223)
Accounts payable and accrued expenses	2,246,358	3,261,507
Royalty payable	40,067	220,535
Refunds and chargeback payable	(50,954)	(6,968)
Net cash used in operating activities	(1,606,589)	(651,863)

Cash flows from financing activities:
Loan provided under loan receivable	-	-
Net cash provided by financing activities	-	-

Cash flows from financing activities:
Proceeds from convertible debt, net of OID	598,000	-
Proceeds from borrowings from stockholder	500,000	(7,568)
Net borrowings from related parties	363,093	356,747
Net borrowings from loans payable	99,116	240,133
Net cash provided by financing activities	1,560,209	589,312

Net increase(decrease) in cash	(46,380)	(62,551)

Cash – beginning of period	53,549	116,100

Cash – end of period	$7,169	$53,549

Supplemental disclosures of cash flow information Cash paid during the periods for:
Interest	$-	$-
Income taxes	$-	$-

Non-cash investing and financing activities:
Salaries conversion to common stock	$536,240	$3,202,464
Issuances of common stock to board of directors for services - conversion from accrued compensation	$1,452,500	$-
Common stock issuable on settlement of accrued salaries	$1,266,670	$-
Conversion of Preferred B Shares to common stock	$-	$15,230,601
Conversion of vendor accounts payable to preferred stock C	$1,583,000	$-
Issuances of common stock for conversion of vendor debt	$739,002	$788,881
Settlement of royalty payables - related party	$260,602	$-
Conversion of notes payable and accrued interest to shareholder to preferred stock C	$2,736,361	$-
Conversion of notes payable and accrued interest to shareholder to preferred stock C	$1,085,468	$-
Conversion of notes payable accrued interest to shareholder to preferred stock D	$3,375,000	$-
Common stock issued for borrowings from shareholder	$177,750	$-
Conversion of notes payable and accrued interest to shareholder to preferred stock D	$250,000	$-
Common stock issued for borrowing and relative fair value of warrants issued for borrowing from shareholder	$334,092	$-
Conversion of notes payable and accrued interest to related parties to preferred stock C	$87,892	$-
Gain on forgiveness of dividends payable - related party	$539,444	$-
Dividends payable - related party	$539,444	$-
Relative fair value of warrants issued on convertible notes payable	$69,830	$-
Shares issued from stock payable	$83,555	$-
Deemed dividend on preferred stock C - related party	$26,931,904	$-
Conversion of preferred stock C to common stock	$740,000	$-

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

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company had an accumulated deficit of $84.96 million at December 31, 2025, and had a net loss of $46.1 million for the year ended December 31, 2025. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

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

The Company’s other businesses Limitless Films, Inc. (formed December 2024), XocelForte Therapeutics Inc. (formed in Augusts 2024), Limitless Entertainment, Inc. (December 2024), Limitless Digital Assets, Inc. (formed in December 2024) and Limitless Living Inc. (formed in December 2024) did not have any transactions during 2024 and 2025.

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

Advertising and Marketing

Advertising and marketing costs are charged to expense as incurred. Advertising and marketing costs were approximately $544,777 and $1,997,123 for the years ended December 31, 2025 and 2024, respectively, and are included in operating expenses in the accompanying statements of operations.

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

	December 31, 2025	December 31, 2024

Machinery and equipment	$1,604	$1,604
Total	1,604	1,604

Less: accumulated depreciation	(944)	(624)

Total equipment, net	$660	$980

Depreciation expense was $320 and $2,392 for the years ended December 31, 2025 and 2024, respectively. The Company disposed approximately $37,000 of equipment and recorded a loss on disposal of fixed assets of approximately $26,000 for the year ended December 31, 2024.

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

Earnings (Loss) per Share

The Company calculates earnings per share in accordance with Financial Accounting Standards Board (“FASB”) ASC 260, Earnings Per Share, which requires a dual presentation of basic and diluted earnings per share. Basic earnings per share (“EPS”) is computed by dividing earnings (losses) attributable to common shareholders by the weighted average number of common shares outstanding for the periods. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The Company had a loss for the years ended December 31, 2025 and 2024.

Equity Based Payments

The Company accounts for equity-based payment accruals under authoritative guidance as set forth in the Topics of the ASC. The guidance requires all equity-based payments to employees and non-employees, including grants of employee and non-employee stock options and warrants, to be recognized in the consolidated financial statements based at their fair values. The Company applies the provisions of ASC 718, “Compensation - Stock Compensation,” using a modified prospective application, and the Black-Scholes model to value stock options. Under this application, the Company records compensation expense for all awards granted. Compensation costs will be recognized over the period that an employee provides service in exchange for the award. During the year ended December 31, 2025 and the year ended December 31, 2024, the Company granted no options under the 2020 Stock Incentive Plan and 2022 Stock Option Plan.

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

The Company purchases merchandise from 6 suppliers, and the Company’s 2 largest suppliers accounted for 62% of total purchases for the year ended December 31, 2024 and 2 largest suppliers accounted for 72% of total purchases for the year ended December 31, 2025. A significant portion of the Company’s inventory is manufactured abroad in Asia. Foreign imports subject the Company to the risks of changes in, or the imposition of new, import tariffs, duties or quotas, new restrictions on imports, loss of “most favored nation” status with the United States for a particular foreign country, antidumping or countervailing duty orders, retaliatory actions in response to illegal trade practices, work stoppages, delays in shipment, freight expense increases, product cost increases due to foreign currency fluctuations or revaluations, public health issues that could lead to temporary closures of facilities or shipping ports, such as the recent outbreak of COVID-19, and other economic uncertainties. If a disruption of trade were to occur from the countries in which the suppliers of the Company’s vendors are located, the Company may be unable to obtain sufficient quantities of products to satisfy its requirements, or the cost of obtaining products may increase.

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

Operating Lease

In accordance with ASC 842, Leases, the Company determines whether an arrangement contains a lease at inception. A lease is a contract that provides the right to control an identified asset for a period of time in exchange for consideration. For identified leases, the Company determines whether it should be classified as an operating or finance lease. Operating leases are recorded in the balance sheet as: right-of-use asset (“ROU asset”) and operating lease liability. ROU asset represents the Company’s right to use an underlying asset for the lease term and lease liability represents the Company’s obligation to make lease payments arising from the lease. ROU assets and operating lease liabilities are recognized at the commencement date of the lease and measured based on the present value of lease payments over the lease term. The ROU asset also includes deferred rent liabilities. The Company’s lease arrangement generally do not provide an implicit interest rate. As a result, in such situations the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The Company includes options to extend or terminate the lease when it is reasonably certain that it will exercise that option in the measurement of its ROU asset and liability. Lease expense for the operating lease is recognized on a straight-line basis over the lease term. The Company has a lease agreement with lease and non-lease components, which are accounted for as a single lease component and are month-to-month during the year ended December 31, 2025 and 2024.

Recent Accounting Pronouncements

Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures-In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires a public entity to disclose significant segment expenses and other segment items on an annual and interim basis and provide in interim periods all disclosures about a reportable segment’s profit or loss and assets that are currently required annually. Additionally, it requires a public entity to disclose the title and position of the Chief Operating Decision Maker (“CODM”). The ASU does not change how a public entity identifies its operating segments, aggregates them, or applies the quantitative thresholds to determine its reportable segments. The new standard is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. A public entity should apply the amendments in this ASU retrospectively to all prior periods presented in the financial statements. The Company adopted the ASU beginning with its Form 10-K for the year ended December 31, 2025. However, the adoption of the new standard did not have a material impact on the requisite disclosure in its financial statements.

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

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force) and the SEC did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements

NOTE 3 – FAIR VALUE MEASUREMENTS

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

NOTE 4 – ROYALTY PAYABLES

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

As of December 31, 2025 and December 31, 2024, royalty payables were $0 and $220,535, respectively.

NOTE 5 – NOTE PAYABLE

On March 1, 2021, an individual loaned the predecessor company $35,000 in exchange for an unsecured promissory note that included interest at the rate of 10% per annum on the unpaid principal balance with all unpaid principal and interest due on or before March 1, 2022. The maturity date was extended to December 31, 2022. Interest is due and payable on the first day of each month. As of December 31, 2025 and 2024, the Company owes $35,000 in principal and accrued interest of $16,845 and $13,345 as of December 31, 2025 and 2024, respectively.

NOTE 6 – NOTES PAYABLE TO SHAREHOLDER

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

On December 6, 2021, the Company entered into a Loan Authorization and Agreement for a loan of $50,000 from a shareholder, the proceeds of which were used to be used for working capital purposes. Beginning on June 1, 2022, the loan required a payment of $4,303 per month, which included principal and interest with an interest rate of 6 % per annum. The total balance of principal and interest was due on May 1, 2023. As of December 31, 2024, the loan is due upon demand. The total balance of principal and interest of $57,427 was converted to preferred C shares during the three months ended March 31, 2025.

●	February 11, 2022 – $150,000

On February 11, 2022, the Company entered into a Loan Authorization and Agreement for a loan of $150,000 from a shareholder, the proceeds of which were to be used for working capital purposes. Beginning on June 1, 2022, the loan required a payment of $12,910 per month, which included principal and interest with an interest rate of 6% per annum. The total balance of principal and interest was due on May 1, 2023. As of December 31, 2024, the loan is due upon demand. The total balance of principal and interest of $172,280 was converted to preferred C shares during the year ended December 31, 2025.

●	May 8, 2022 – $550,000

On May 8, 2022, the Company entered into a Loan Authorization and Agreement for a loan of $550,000 from a shareholder, the proceeds of which were to be used for working capital purposes. As of September 30, 2023 and December 31, 2022, the principal balance was $550,000 and $550,000, respectively. Beginning on June 1, 2022, the loan required a payment of $47,337 per month, which included principal and interest with an interest rate of 6% per annum. The total balance of principal and interest was due on May 1, 2023. As of December 31, 2024, the loan is due upon demand. The total balance of principal and interest of $631,695 was converted to preferred C shares during the year ended December 31, 2025.

●	May 16, 2022 – $1,100,000

On May 16, 2022, the Company entered into a Loan Authorization and Agreement for a loan of $1,100,000 from a shareholder, the proceeds of which were to be used for working capital purposes. Interest began accruing at the rate of 8.5% per annum on June 17, 2022 and was due on May 16, 2023. As of December 31, 2024, the loan is due upon demand. The total balance of $1,268,116 principal and interest was converted to preferred C shares during the during the year ended December 31, 2025.

●	May 18, 2022 – $450,000

On May 18, 2022, the Company entered into a Loan Authorization and Agreement for a loan of $450,000 from a shareholder, the proceeds of which were to be used for working capital purposes. Interest began accruing at the rate of 8.5% per annum on June 19, 2022 and was due on May 18, 2023. As of December 31, 2024, the loan is due upon demand. During the year ended December 31, 2025, approximately $547,333 of this amount including accrued interest was converted to preferred C shares and $150,000 including accrued interest was converted to preferred D shares.

●	June 1, 2022 – $500,000

On June 1, 2022, the Company entered into a Loan Authorization and Agreement for a loan of $500,000 from a shareholder, the proceeds of which were to be used for working capital purposes. Beginning on August 1, 2022, the loan required a payment of $43,494 per month, which included principal and interest with an interest rate of 8% per annum. The total balance of principal and interest of $604,490 was due on July 1, 2023. During the during the year ended December 31, 2025, this amount including accrued interest was converted to preferred D shares.

●	June 30, 2022 – $922,028

On June 30, 2022, the Company entered into a Loan Authorization and Agreement for a loan of $922,028 from a shareholder, the proceeds of which were to be used for working capital purposes. Beginning on August 1, 2022, the loan required a payment of $80,206 per month, which included principal and interest with an interest rate of 8% per annum. The total balance of principal and interest of $1,101,463 was due on August 1, 2023. During the year ended December 31, 2025, this amount including accrued interest was converted to preferred D shares.

●	August 25, 2022 – $290,000

On August 25, 2022, the Company entered into a Loan Authorization Agreement for a loan of $290,000 from a shareholder, the proceeds of which were to be used for working capital purposes. The loan has an interest rate of 10% per annum and is due on demand. During the year ended December 31, 2025, total amount of $357,667 including accrued interest was converted to preferred D shares.

●	November 15, 2022 – $450,000

On November 15, 2022, the Company entered into a Loan Authorization and Agreement for a loan of $450,000 from a shareholder, the proceeds of which were to be used for working capital purposes. The loan has an interest rate of 10% per annum and is due on demand. During the year ended December 31, 2025, total amount of $549,375 including accrued interest was converted to preferred D shares.

●	May 16, 2023 – $150,000

On May 16, 2023, the Company entered into a Loan Authorization and Agreement for a loan of $150,000 from a shareholder, the proceeds of which were to be used for working capital purposes. The loan has an interest rate of 10% per annum and is due on demand. During the year ended December 31, 2025, total amount of $175,661 including accrued interest was converted to preferred D shares.

●	May 18, 2023 – $50,000

On May 18, 2023, the Company entered into a Loan Authorization and Agreement for a loan of $50,000 from a shareholder, the proceeds of which were to be used for working capital purposes. The loan has an interest rate of 10% per annum and is due on demand. During the year ended December 31, 2025, total amount $58,527 including accrued interest was converted to preferred D shares.

●	June 5, 2023 – $150,000

On June 5, 2023, the Company entered into a Loan Authorization and Agreement for a loan of $150,000 from a shareholder, the proceeds of which were to be used for working capital purposes. The loan has an interest rate of 10% per annum and is due on demand. During the year ended December 31, 2025, total amount of $174,839 including accrued interest was converted to preferred D shares.

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

	December 31, 2025	December 31, 2024

June 20, 2023 ($50,000)	$-	$50,000
July 13, 2023 ($50,000)	-	50,000
August 1, 2023 ($190,000)	-	190,000
August 7, 2023 ($50,000)	-	42,432
Total Funding Commitment	$-	$332,432

During the year ended December 31, 2025, this amount including accrued interest was converted to preferred D shares. The total debt converted was $384,229.

●	March 21, 2025 – $500,000

On March 21, 2025, the Company entered into a Loan Authorization and Agreement for a loan of $500,000 from a shareholder, the proceeds of which were to be used for working capital purposes. The loan has an interest rate of 12.5% per annum and is due within 6 months from the date of the agreement. Furthermore, the Company is required to issue 10,000 preferred C shares (issued on April 10, 2025) and 225,000 common stock shares (issued on April 10, 2025) under the agreement. These shares were calculated at fair value at the date of issuance and the Company recorded interest expense of $427,750. This loan balance of $500,000 was converted to preferred stock C during the year ended December 31, 2025.

NOTE 7 – NOTES PAYABLE TO RELATED PARTIES

Notes payable to related party consisted of the following:

	December 31,	December 31,
	2025	2024

May 10, 2022 ($12,500)	$12,500	$12,500
May 10, 2022 ($12,500)	12,500	12,500
May 10, 2022 ($20,000)	20,000	20,000
May 31, 2022 ($5,000)	5,000	5,000
May 31, 2022 ($15,000)	15,000	15,000
June 9, 2022 ($15,000)	15,000	15,000
March 27, 2024 ($100,000)	-	100,000
April 22, 2024 ($49,139)	-	45,763
April 26, 2024 ($45,000)	-	45,000
June 25, 2024 ($32,000)	-	32,000
June 28, 2024, 2024 ($25,000)	-	15,000
March 15, 2024 ($419,428)	-	118,984
June and July 2025 (others)	84,092	-

Total notes payable to related parties (current)	$164,092	$436,747

●	May 10, 2022 - $12,500

On May 10, 2022, a related party of the Company loaned Prime Time Live, Inc. $12,500 in exchange for a promissory note that includes interest at the rate of 10% per annum on the unpaid principal balance, with all unpaid principal and interest due on or before May 10, 2023. Interest began accruing on May 10, 2022. As of December 31, 2025 and 2024, the loan is due upon demand.

●	May 10, 2022 - $12,500

On May 10, 2022, a related party of the Company loaned Prime Time Live, Inc. $12,500 in exchange for a promissory note that includes interest at the rate of 10% per annum on the unpaid principal balance with all unpaid principal and interest due on or before May 10, 2023. Interest began accruing on May 10, 2022. As of December 31, 2025 and 2024, the loan is due upon demand.

●	May 10, 2022 - $20,000

On May 10, 2022, a related party of the Company loaned Prime Time Live, Inc. $20,000 in exchange for a promissory note that included interest at the rate of 10% per annum on the unpaid principal balance with all unpaid principal and interest due on or before May 10, 2023. Interest began accruing on May 10, 2022. As of December 31, 2025 and 2024, the loan is due upon demand.

●	May 31, 2022 - $5,000

On May 31, 2022, a related party of the Company loaned Prime Time Live, Inc. $5,000 in exchange for a promissory note that included interest at the rate of 10% per annum on the unpaid principal balance with all unpaid principal and interest due on or before May 31, 2023. Interest began accruing on May 31, 2022. As of December 31, 2025 and 2024, the loan is due upon demand.

●	May 31, 2022 - $15,000

On May 31, 2022, a related party of the Company loaned Prime Time Live, Inc. $15,000 in exchange for a promissory note that included interest at the rate of 10% per annum on the unpaid principal balance with all unpaid principal and interest due on or before May 31, 2023. Interest began accruing on May 31, 2022. As of December 31, 2025 and 2024, the loan is due upon demand.

●	June 9, 2022 - $15,000

On June 9, 2022, the Company loaned share holder of the company $15,000 in exchange for a promissory note that included interest at the rate of 10% per annum on the unpaid principal balance with all unpaid principal and interest due on or before May 10, 2023. Interest began accruing on May 10, 2022. As of December 31, 2025 and 2024, the loan is due upon demand.

●	March 15, 2024 - $419,428

On March 15, 2024, Emblaze One, a company owned by the shareholder of the company, a related party, provided $419,428 as a loan that includes interest at the rate of 10% per annum on the unpaid principal balance, with all unpaid principal and interest due on demand. The amount including interest was converted to preferred stock C during the six months ended June 30, 2025.

●	March 27, 2024 - $100,000

On March 27, 2024, EM1 Capital, a company owned by the shareholder of the company, a related party, provided $100,000 as a loan that includes interest at the rate of 10% per annum on the unpaid principal balance, with all unpaid principal and interest due on demand. The amount including interest was converted to preferred stock C during the six months ended June 30, 2025.

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

On March 24, 2025, Emblaze One, a company owned by the shareholder of the company, a related party, provided $219,001 as a loan that includes interest at the rate of 10% per annum on the unpaid principal balance, with all unpaid principal and interest due on demand. Total amount of $219,001 including interest was converted to preferred stock C during the year ended December 31, 2025.

●	June 9, 2025 - $100,000

On June 9, 2025, EM1 Capital, a company owned by the shareholder of the company, a related party, provided $25,000 as a loan that includes interest at the rate of 15% per annum on the unpaid principal balance, with all unpaid principal and interest due on December 9, 2025.

On June 11, 2025, EM1 Capital, a company owned by the shareholder of the company, a related party, provided $75,000 as a loan that includes interest at the rate of 15% per annum on the unpaid principal balance, with all unpaid principal and interest due on December 11, 2025. The amount was fully paid as of December 31, 2025.

●	July 2025 - $234,092

In July 2025, EM1 Capital, a company owned by the shareholder of the company, a related party, provided $234,092 as a loan that includes interest at the rate of 15% per annum on the unpaid principal balance, with all unpaid principal and interest. The amount was partially repaid and the outstanding balance was $84,092 as of December 31, 2025.

NOTE 8 – LOAN PAYABLE

In July 2024, the Company entered into a merchant account loan payable with Shopify in the amount of $360,000. The loan is payable daily over 306 days with interest rate at 15.51% per annum. The loan payable balance was $176,749 at December 31, 2025 and is expected to be fully paid in 2026. The balance was $240,133 at December 31, 2024.

The Company entered into a loan payable agreement in May 2025 and amended in July 2025 with a lender. The loan is payable $7,300 weekly with payments which total $204,400 maturing on December 29, 2025. The loan is secured by the Company’s merchant account receivables. The loan payable was $162,500 as of December 31, 2025.

NOTE 9 – CONVERTIBLE NOTES PAYABLE

Convertible notes payable consisted of the following:

	December 31,	December 31,
	2025	2024

November 2025 – Auctus Fund ($110,000)	$110,000	$-
November 2025 – CFI Capital LLC ($150,000)	150,000	-
November 2025 – GS Capital Partners LLC ($140,000)	140,000	-
November 2025 – Labrys Fund II Note ($275,000)	275,000	-

Total convertible notes payable	675,000	-

Debt discount	(124,434)	-

Total notes payable to related parties (current)	$550,566	$-

●	November 11, 2025 – Auctus Fund, LLC - $110,000

On November 11, 2025, the Company issued a convertible promissory note (the “Note”) to Auctus Fund, LLC in the principal amount of $110,000 pursuant to a Securities Purchase Agreement. The Note bears a one-time interest charge at 12%, equivalent to $13,200, which was earned in full on the issuance date. The Note matures twelve months from the issuance date, November 11, 2026. The Note may not be prepaid except as explicitly provided in the agreement. Any amounts not paid when due bear default interest at the lesser of 22% per annum or the maximum rate permitted by law.

Conversion Features – Beginning six months after the issuance date, the holder may convert all or a portion of the outstanding principal and accrued interest into shares of the Company’s common stock. The conversion price is equal to 60% of the lowest trading price of the Company’s common stock during the fifteen (15) trading days prior to the conversion date, subject to certain adjustments.

In connection with the issuance of the Note, the Company issued two common stock purchase warrants to the lender:

○	Warrant A - Shares issuable: 78,571 shares with exercise price: $1.40 per share for five years from issuance date

○	Warrant B (Commitment Fee Warrant) - Shares issuable: 78,572 shares with exercise price: $1.40 per share with term for five years.

The warrants may be exercised for cash or on a cashless basis if the market price of the Company’s common stock exceeds the exercise price. The Company evaluated the warrant under ASC 470-20, Debt with Conversion and Other Options, and ASC 815-15, Derivatives and Hedging — Embedded Derivatives. The Company calculated the fair value of the warrant using a Black-Scholes based model and then determined the relative fair value of the warrants in relation to the net cash proceeds from the loan in the amount of $69,830, which was recorded as debt discount and additional paid-in capital. The debt discount is amortized over the life of the Note.

The Company evaluated the note terms under ASC 815-40-25 and determined that the Company has sufficient authorized shares to settle conversion, and the CEO has unilateral control to increase shares with no blocking contingencies.

●	November 3, 2025 – CFI Capital LLC - $150,000

On November 3, 2025, the Company entered into a Securities Purchase Agreement with CFI Capital LLC pursuant to which the Company issued a 6% Convertible Redeemable Note with a principal amount of $150,000 (the “Note”). The Note bears interest at 6% per annum and matures on November 3, 2026. Interest may be paid in shares of the Company’s common stock at the holder’s election. The Note contains an original issue discount (“OID”) of $20,000, resulting in net proceeds of $130,000 received by the Company.

Conversion Features – Beginning six months after the issuance date, the holder may convert all or part of the outstanding principal and accrued interest into shares of the Company’s common stock. The conversion price is 65% of the lowest trading price of the Company’s common stock during the twenty trading days prior to the conversion date.

The Company evaluated the terms under ASC 815-40-25 and determined that the Company has sufficient authorized shares to settle conversion, and the CEO has unilateral control to increase shares with no blocking contingencies.

●	November 10, 2025 – GS Capital Partners, LLC - $140,000

On November 10, 2025, the Company entered into a Securities Purchase Agreement with GS Capital Partners, LLC pursuant to which the Company issued a Convertible Promissory Note with a principal amount of $140,000. The note was issued with an original issue discount (“OID”) of $18,000, resulting in cash proceeds to the Company of $122,000. The note bears interest at a rate of 12% per annum. A full twelve-month interest amount is guaranteed and added to the principal balance on the issue date. The note matures on November 10, 2026, at which time all outstanding principal and interest become due and payable. Principal is scheduled to be repaid in six monthly installments of approximately $26,133 beginning on the 181st day after issuance unless earlier prepaid or converted in accordance with the terms of the note.

Conversion Feature – Upon the occurrence of an event of default, the holder has the right to convert all or a portion of the outstanding principal, accrued interest, and other amounts due under the note into shares of the Company’s common stock. The conversion price is equal to 65% of the lowest trading price of the Company’s common stock during the 15 trading days preceding the conversion notice.

The Company evaluated the terms under ASC 815-40-25 and determined that the Company has sufficient authorized shares to settle conversion, and the CEO has unilateral control to increase shares with no blocking contingencies.

●	November 5, 2025 - Labrys Fund II Note - $275,000

On November 5, 2025, the Company entered into a Securities Purchase Agreement with Labrys Fund II, L.P. pursuant to which the Company issued a convertible promissory note with a principal amount of $275,000 (the “Note”). The Note was issued with an original issue discount (“OID”) of $30,000, resulting in gross proceeds of $245,000 received by the Company at issuance. The Note bears a one-time interest charge equal to 8% of the principal amount ($22,000) which is deemed earned upon issuance. The Note matures on November 5, 2026, at which time the outstanding principal amount, together with any accrued and unpaid interest and other applicable fees, becomes due and payable unless earlier converted in accordance with the terms of the Note.

The holder may convert all or any portion of the outstanding principal and accrued interest into shares of the Company’s common stock. The conversion price is equal to 85% of the lowest closing bid price of the Company’s common stock during the fifteen (15) trading days immediately preceding the applicable conversion date, subject to customary adjustments for stock splits, dividends, and similar transactions.

In connection with the issuance of the Note, the Company also issued 6,750 shares of common stock (“Commitment Shares”) to the investor as additional consideration under the Securities Purchase Agreement.

The Company evaluated the terms under ASC 815-40-25 and determined that the Company has sufficient authorized shares to settle conversion, and the CEO has unilateral control to increase shares with no blocking contingencies.

NOTE 10 – CREDIT CARD SETTLEMENT

The Company had settled American Express credit card liability of $292,251 as of December 31, 2024 to $200,000 which resulted a gain in settlement of debt of $92,251 for the year ended December 31, 2024. The gain in settlement of debt is recorded in other income in the statements of operations.

NOTE 11 – CLASS B PREFERRED STOCK

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

NOTE 12 – STOCKHOLDERS’ EQUITY

Common Stock

As of December 31, 2025 and 2024, the Company has 300,000,000 authorized shares of common stock par value $0.0001 per share.

Preferred Stock

As of December 31, 2025 and 2024, the Company has authorized 30,000,000 shares of preferred stock, 500,000 shares of which were designated as Class A Convertible Preferred Stock (Class A Preferred Stock”). and 11,000,000 shares of which were designated as Class B Convertible Preferred Stock, 5,000,000 shares of which were designated as Class C Convertible Preferred Stock (“Class C Preferred Stock”), and 5,000,000 shares of which were designated as Class D Convertible Preferred Stock (“Class D Preferred Stock”).

Class A Convertible Stock

As of December 31, 2025 and 2024, there were a total of 500,000 shares of Class A Preferred Stock issued and outstanding. The Class A Preferred Stock, when voting as a single class, has the votes of at least 60% of the voting power of the Company. Further, the holder of the Class A Preferred Stock can convert one share of Class A Preferred Stock into two shares of the Company’s common stock, subject to adjustment. In addition, the holder of the Class A Preferred Stock is entitled to a liquidation preference of the Company senior to all other securities of the Company.

Class B Convertible Stock

As of December 31, 2025 and 2024, there were a total of 1,062,712 shares of Class B Preferred Stock issued and outstanding. On October 23, 2023, pursuant to certain Conversion Agreements, the Company issued an aggregate of 10,349,097 shares of Class B Preferred Stock and extinguished $9,675,000 of convertible debt including accumulated interest as of October 23, 2023 in the amount of $674,097. The holders of the Class B Preferred Stock are entitled to a liquidation preference senior to common stock and junior to the Class A Preferred Stock at a liquidation price of $3.00 per share of Class B Preferred Stock. The Class B Preferred Stock also has conversion rights, whereby each share of Class B Preferred Stock is convertible into 0.067 shares of Common Stock at the discretion of the holder, subject to beneficial ownership limitations. The holders of the Class B Preferred Stock have no voting rights, unless otherwise provided for in its Certificate of Designation or by law.

On September 9, 2024, pursuant to the conversion agreement, the convertible B shareholders converted 9,286,385 shares of Class B Preferred Stock in exchange for 311,100 common stock. The conversion amount of Class B Preferred Stock was $15,230,601 at the date of conversion.

Class C Convertible Stock

As of December 31, 2025, there were a total of 337,694 shares of Class C Convertible Preferred Stock issued and outstanding. Effective as of January 2, 2025, the Company filed a Certification of Designation of Class C Convertible Preferred Stock (the “Certificate”) with the Delaware Secretary of State and in accordance with the Delaware General Corporation Law. (DGCL) The Class C Certificate designates 5,000,000 shares of the Company’s Preferred Stock as Class C Convertible Preferred Stock with a par value of $0.0001 per share (“Class C Stock”). The Class C Stock ranks (i) junior to the Class A Preferred Stock and Class B Preferred Stock, (ii) senior to any other class or series of outstanding Preferred Stock or Common Stock, and (iii) prior to any other class or series of capital stock of the Company hereafter created, and in each case as to distributions of assets upon liquidation, dissolution, or winding up of the Company, whether voluntary or involuntary (the “Class C Stock Distribution Ranking”). The Class C Preferred Stock is not entitled to dividends except as required by law. The Class C Preferred Stock shall have no voting rights other than as set forth in the Certificate or as required by law.

On each matter on which holders of Class C Preferred Stock are entitled to vote, each share of Class C Preferred Stock will be entitled to one vote.

Effective as of September 30, 2025, the Company filed a Second Amended and Restated Certificate of Designation of the Class C Convertible Preferred Stock (the “Second Class C Certificate”) with the Delaware Secretary of State The Second Class C Certificate serves to (i) change the liquidation preference of the Class C Stock so that the Class C Stock shall only be entitled to liquidation rights as required by law, and (ii) removes conversion rights of the Class C Stock in connection with a Liquidation Event (as that term is defined in the First Amended Certificate)

In 2025, the Company issued the following Class C Convertible Stock:

●	Pursuant to the conversion agreement dated April 14, 2025, the notes payable to shareholder including accrued interest in the amount of $2,824,253 was converted to 201,572 shares of Class C Preferred Stock. The conversion amount of Class C Preferred Stock was $20,157,200 at the date of conversion. The Company recognized loss from settlement of debt in the amount of $17,332,947 in 2025.

●	The Company issued 5,000 shares of Class C Preferred Stock to Limitless Performance, Inc., an entity wholly-owned by the CEO, related to settlement of license related to manufacturing and distributorship. The company recognized stock compensation expense of $500,000 during the three months ended March 31, 2025 which was the fair value based on common stock trading price at the date of conversion.

●	Pursuant to the conversion agreement dated April 14, 2025, the notes payable to related party including accrued interest in the amount of $1,085,468 was converted to 97,692 shares of Class C Preferred Stock. The conversion amount of Class C Preferred Stock was $9,769,200 at the date of conversion. The Company recognized loss from settlement of debt in the amount of $8,683,732 during the year ended December 31, 2025.

●	The Company issued 25,000 shares of Class C Preferred Stock to consultant for services. The Company recognized stock compensation expense of $1,037,500 during the three months ended March 31, 2025 which was the fair value based on common stock trading price at the date of conversion.

●	Pursuant to the conversion agreement, the vendor accounts payable of $1,583,000 was converted to 15,830 shares of Class C Preferred Stock. The conversion amount of Class C Preferred Stock was $1,583,000 at the date of conversion which was fair value based on common stock trading at the date of conversion. As a result, no gain or loss was recognized.

●	On July 14, 2025, the Class C Convertible shareholder converted 7,400 Class C Convertible stock to common shares in accordance with the conversion price and shares and was issued 740,000 (1 to 100 conversion with conversion price at $1.00). The fair value of the common share price was $1.85 at the date of conversion which resulted a loss on settlement of debt in the amount of $629,000 during the year ended December 31, 2025.

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

to the Accrued Dividends.

During the year ended December 31, 2025, the Company issued the following Class D Convertible Stock:

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

The Company recorded 260,214 preferred D shares at $6,505,350 or $25 per share which is deemed at fair value as the previous conversion rate for notes payable to shareholder was at $25 per share and recorded loss on settlement of debt in the amount of $6,505,350 for the year ended December 31, 2025.

In July 2025, preferred D shares issuable of 260,214 were issued.

Conversion of Class C Convertible Stock to Common Shares

On July 14, 2025, the Class C Convertible shareholder converted 7,400 Class C Convertible stock to common shares in accordance with the conversion price and shares and was issued 740,000 (1 to 100 conversion with conversion price at $1.00). The fair value of the common share price was $1.85 at the date of conversion which resulted a loss on settlement of debt in the amount of $629,000 for the year ended December 31, 2025.

Conversion of Accrued Salaries to Common Stock Issuable

On September 30, 2025, the Company entered into a settlement agreement with its employees by converting accrued salaries of $1,266,670 for the period from January 1, 2025 through June 30, 2025 into common shares at the price of $1.21pr share which resulted in common stock issuable of 1,046,836. The fair value of the common share price was $2.20 at the date of the settlement, which resulted total fair value of $2,303,039 and a loss on settlement of debt in the amount of $1,036,369 for the year ended December 31, 2025.

The Company issued the following common stock during 2025:

		Stock	Gain (loss)
	Number of	Compensation	On Settlement
	Shares	Expense	Debt

Common Stock Issued:

January 2025 – Accrued salaries conversion	1,340,598	$-	$(589,989)
January 2025 – Board of directors for services – conversion from accrued compensation	1,945,000	-	(680,750)
January 2025 – Compensation for board of directors	220,000	147,000	-
Various during 2025 – Compensation for consulting services	894,532	675,500	-
February 2025 – Stock options to employees	708,333	430,148	-
February 2025 – Restricted stock to employees	833,333	430,178
April 2025 – Stock issued from issuable	225,000	-	-
April 2025 – Conversion of vendor debt	739,002	-	-
May 2025 – Stock issued from issuable	133,332	-	-
July 2025 – Conversion of notes payable and accrued interest	520,000	-	-
July 2025 – Conversion of preferred C	740,000	-	(629,000)
July 2025 – Compensation for services	100,000	399,000	-
Total common stock issued in 2025	8,399,130	2,081,826	$(1,899,739)
		-
Common Stock Issuable:
January 2025 – Conversion of loans payable to shareholder	225,000	-	-
April 2025 – Issued from issuable	(225,000)	-	-
May 2025 – Issued from issuable from prior year	(133,332)	-	-
June 2025 – Consulting services	44,448	20,070	-
September 2025 – Settlement of accrued salaries	1,046,836	-	(1,036,369)
December 2025 – Employee stock compensation	250,000	550,000	-
December 2025 – Stock compensation for board of directors	369,232	-	-
Various 2025 – Consulting services	791,866	1,308,625	-
Total notes payable to related parties (current)	2,369,050	$1,878,695	$(1,036,369)

Preferred Stock C Issued:
March 2025 – Conversion of notes payable and accrued interest to shareholder	299,264	-	(26,016,679)
March 2025 – Consulting services	25,000	1,037,500	-
March 2025 – Conversion of vendor payable	15,830	-	-
March 2025 – Compensation	5,000	500,000	-
July 2025 – Conversion to common stock	(7,400)	-	-
Total Preferred Stock C Issued:	337,694	1,537,500	$(26,016,679)

Preferred Stock D Issued:
March 2025 – Conversion of notes payable and accrued interest to shareholder	145,000	-	-
April 2025 – Conversion of notes payable and accrued interest to shareholder	260,214	-	(6,505,350)
Total Preferred Stock D Issued:	405,214	-	$(6,505,350)

Total Stock Compensation and Loss on Settlement of Debt		$5,498,021	$(35,458,137)

Common stock issued:

●	Issuances of Shares for Accrued Salaries Settlement – The Company issued 1,340,598 common stock shares to its employees for prior year accrued wages of $536,251. The accrued amount of $536,251 was settled with issuance of 1,340,598 common shares. As a result, the Company recorded a loss on debt settlement of $589,989 based on fair value during the year ended December 31, 2025.

●	Issuances of Shares for Accrued Board of Directors Compensation Settlement – The Company issued 1,945,000 common stock shares to its Board of Directors for prior year services of which the Company had accrued $972,500 as accrued board compensation at December 31, 2024. The accrued amount of $972,500 was settled with issuance of 1,945,000 common shares. As a result, the Company recorded a loss on debt settlement of $680,750 based on fair value during the year ended December 31, 2025.

●	Issuances of Shares for Board of Directors Compensation – The Company issued 220,000 common stock shares to its Board of Directors for its services. The common stock share trading price was $1.00 per share at the time of issuance and the Company recognized $147,000 as stock compensation expense during the three months ended March 31, 2025 and none during the year ended December 31, 2025.

●	Common Stock Issued for Services – In 2025, the Company issued 894,532 shares of common stock for services provided to the Company. These shares were valued at fair value at the time of issuance and recorded stock compensation expense of $675,500 for the year ended December 31, 2025.

●	Common Stock Issued as Stock Options – In January 2025, the Company issued 708,333 shares of common stock as stock options to its employees which vests immediately with no exercise price. These shares were valued at fair value at the time of issuance and recorded stock compensation expense of $430,148, for the year ended December 31, 2025.

●	Common Stock Issued as Restricted Stock – In January 2025, the Company issued 833,333 shares of common stock to its employees which vests immediately with no exercise price. These shares were valued at fair value at the time of issuance and recorded stock compensation expense of $430,178 for the year ended December 31, 2025.

●	Common Stock Issued from Conversion of Vendor Debt – The Company issued 739,002 common stock shares to settle vendor debt valued at $739,002 during the year ended December 31, 2025.

●	Common Stock Issued for Related Party Loan Payable – In July 2025, the Company issued 520,000 common shares for related party loan inducement with the fair value at $334,092. The amount of $187,299 relates to the shares that were issued with the debt and $146,793 relates to the relative fair value of warrants granted with the debt.

●	Common Stock Issued from Conversion of Vendor Debt – The Company issued 739,002 common stock shares to settle vendor debt valued at $739,002 during the year ended December 31, 2025.

●	Common Stock Issued from Conversion of Preferred Stock C – The Company issued 740,000 common stock shares through conversion of Preferred Stock C which resulted in a loss in settlement of debt of $629,000 in 2025.

●	Common Stock Issued for Services – The Company issued 100,000 common stock shares to a consultant for services which resulted in compensation expense of $399,000 in 2025.

Common stock issuable as of December 31, 2025:

●

Common Stock and Preferred D Shares Issuable from Additional Borrowings from Notes Payable to Shareholder ($500,000) – On March 21, 2025, the Company entered into a Loan Authorization and Agreement for a loan of $500,000 from a shareholder, the proceeds of which were to be used for working capital purposes. The loan has an interest rate of 12.5% per annum and is due within 6 months from the date of the agreement. Furthermore, the Company is required to issue 10,000 preferred C shares (issued on April 10, 2025) and 225,000 common stock shares (issued on April 10, 2025) under the agreement. These shares were calculated at fair value at the date of issuance and the Company recorded interest expense of $427,750. The $500,000 was converted to preferred stock C during the year ended December 31, 2025.

●	Common Share Issuable of 44,448 valued at $20,070 – During the year ended December 31, 2025, the Company recorded 44,448 as common share issuable valued at $20,070 for consulting services.

●	Shares Issuable for Accrued Salaries Settlement – The Company has common shar issuable of 1,046,836 to its employees for accrued wages of $1,266,670. The accrued amount of $1,266,670 was settled with issuance of 1,046,836 common shares. As a result, the Company recorded a loss on debt settlement of $1,036,369 based on fair value in 2025.

●	Shares Issuable for Employee Compensation – The Company had common share issuable of 250,000 to its employee which had fair value of $313,000, resulting in compensation expense of 550,000 in 2025.

●	Shares Issuable for Board of Directors Compensation – The Company had common share issuable of 369,232 to its Board of Directors for current year services which was approximately $480,000 and accrued as accrued compensation as of December 31, 2025.

●	Shares Issuable for Consulting Services – The Company had common share issuable of 791,866 for consulting services which had fair value of $588,029, resulting in compensation expense of $1,308,625 in 2025.

●	Shares Issued From Issuable – In December 2024, the Company had common stock issuable of 133,332 shares of common stock for services provided to the Company. These shares were valued at fair value at the time of issuance and recorded stock compensation expense of $83,555 for the year ended December 31, 2024. These shares were issued in 2025.

Common Stock Issued and Issuable - 2024

●	Common Stock Issued for Services – In December 2024, the Company issued approximately 300,000 shares of common stock for services provided to the Company. These shares were valued at fair value at the time of issuance and recorded stock compensation expense of $85,000, for the year ended December 31, 2024.

●	Common Stock Issuable for Services – In December 2024, the Company had common stock issuable of 133,332 shares of common stock for services provided to the Company. These shares were valued at fair value at the time of issuance and recorded stock compensation expense of $83,555 for the year ended December 31, 2024.

●	Vendor Debt Conversion to Common Stock – In December 2024, the Company had vendor payable in the amount of $788,801 that was converted to common stock and issued 788,883 shares of common stock. As a result of the conversion, the Company recorded as gain of $157,775 which was recorded as a gain in debt settlement in other income in the statements of operations and off-set against additional paid-in capital netting to $631,106.

●	Salaries Conversion to Common Stock – In December 2024, the Company had accrued compensation in the amount of $3,202,464 that was converted to common stock and issued 3,202,464 shares of common stock.

NOTE 13 – EQUITY BASED PAYMENTS

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

The Company granted and issued the following stock options during the year ended December 31, 2025:

○	The Company granted and issued 708,333 shares of common stock under the 2022 Stock Option Plan to its employees during the year ended December 31, 2025. Under the stock option grant, these shares were fully vested at the time of issuance with no exercise price. The common stock share trading price was $0.52 per share at the time of issuances and the Company recognized $365,641 as stock compensation expense during the year ended December 31, 2025.

The Company did not have any stock options outstanding as of December 31, 2025 as the previously issued stock options were immediately vested, exercised, and issued.

●	Restricted Stock Plan

Effective August 9, 2022, the Company adopted its 2022 Restricted Stock Plan (the “2022 Restricted Stock Plan”). Under the 2022 Restricted Stock Plan, the Board of Directors may grant restricted stock to officers, directors, and key employees. A total of 833,333 shares of common stock is reserved for the 2022 Restricted Stock Plan.

The Company granted and issued the following restricted stock during the year ended December 31, 2025:

○	The Company granted and issued 833,333 shares of common stock under the 2022 Restricted Stock Plan to its employees during the year ended December 31, 2025. Under the plan, these shares were fully vested at the time of issuance with no exercise price. The common stock share trading price was $0.52 per share at the time of issuances and the Company recognized $430,166 as stock compensation expense during the year ended December 31, 2025.

The Company did not have any restricted stock options outstanding as of December 31, 2025 as the previously issued stock options were immediately vested, exercised, and issued.

●	Stock Compensation - Others

At time to time, the Company issues common stock to its Board of Directors, outside service providers or consultants.

NOTE 14 – RELATED PARTY TRANSACTIONS

The Company had the following related party transactions:

●	Royalty Payables – Limitless Performance Inc. (“LPI”), SMILZ INC. (“Smiles”), DIVATRIM INC. (“Divatrim”), and AMAROSE INC. (“Amarose,” and collectively with LPI, Smiles, and Divatrim, the “Licensors”) are all companies at least 50% owned by a shareholder of the Company. On December 1, 2021, the Company entered into manufacturing and distributorship license agreements (each, a “License Agreement”) with each of the Licensors to distribute each of the Licensors’ respective products and for payments to such Licensor for its product designs and distribution rights. Pursuant to the License Agreements, and each of them, the Company agreed to pay to such Licensors royalty payments equal to 4.00% of gross sales, excluding returns, chargebacks, and other such allowances. On October 1, 2023, the Company terminated each of the License Agreements; however, the Company maintained its license for NZT-48 with LPI. As of December 31, 2025 and December 31, 2024, the royalty payable was $0 and $220,535, respectively.

●	Notes Payable to Shareholder – The Company had various notes payable with its shareholder who is the Chief Executive Officer of the Company. As of December 31, 2025 and 2024, the Company had $0 and $5,144,460 outstanding. The amount outstanding at December 31, 2024 was converted to preferred C and D shares during the year ended December 31, 2025.

●	Notes Payable to Related Parties – The Company entered into various notes payable with shareholders of the Company. As of December 31, 2025 and 2024, the Company had $164,092 and $436,747 outstanding, respectively. The amount outstanding at December 31, 2024 was converted to preferred C shares during the year ended December 31, 2025.

NOTE 15 – INCOME TAX PROVISION

Total income tax (benefit) expense consists of the following:

Years ended December 31,	2025	2024

Current provision (benefits):
Federal	$-	$-
State	-	915
Total current provision (benefits):	$-	$915

Deferred provision (benefits):
Federal	$-	$-
State	-	-
Total deferred provision (benefits)	$-	$-

Total tax provision (benefits)	$-	$915

A reconciliation of the Company’s effective tax rate to the statutory federal rate is as follows:

Years ended December 31,	2025	2024

Effective tax rates:
Statutory federal rate	21.00%	21.00%
State income taxes	8.84%	8.84%
Permanent differences for tax purposes and others	-%	-%
Change in valuation allowance	(29.84)%	(29.84)%

Effective tax rate	-%	-%

The income tax benefit differs from the amount computed by applying the U.S. federal statutory tax rate of 21% and California state income taxes of 8.84% due to the change in the valuation allowance.

Years ended December 31,	2025	2024

Deferred tax assets:
Net operating loss	$9,491,000	$8,153,000
Other temporary differences	-	-
Total deferred tax assets (liabilities)	9,491,000	$8,153,000
Less – valuation allowance	(9,491,000)	(8,153,000)

Total deferred tax assets, net of valuation allowance	$-	$-

Deferred income taxes reflect the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of deferred tax assets and liabilities are as follows:

As of December 31, 2025 and 2024, the Company had available net operating loss carryovers of approximately $31.8 million and $27.3 million, respectively. Per the Tax Cuts and Jobs Act (TCJA) implemented in 2018, the two-year carryback provision was removed and now allows for an indefinite carryforward period. The carryforwards are limited to 80% of each subsequent year’s net income. As a result, net operating loss may be applied against future taxable income and expires at various dates subject to certain limitations. The Company has a deferred tax asset arising substantially from the benefits of such net operating loss deduction and has recorded a valuation allowance for the full amount of this deferred tax asset since it is more likely than not that some or all of the deferred tax asset may not be realized.

The Company files income tax returns in the U.S. federal jurisdiction and California and is subject to income tax examinations by federal tax authorities for tax year ended 2018 and later and subject to California authorities for tax year ended 2018 and later. The Company currently is not under examination by any tax authority. The Company’s policy is to record interest and penalties on uncertain tax positions as income tax expense. As December 31, 2025 and December 31, 2024, the Company has no accrued interest or penalties related to uncertain tax positions.

NOTE 16 – COMMITMENTS AND CONTINGENCIES

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

The Company does not have any long-term leases and leases are on a month-to-month basis as of December 31, 2025 and 2024. Total rent expense was $nil and $69,389 for the years ended December 31, 2025 and 2024, respectively.

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

The following is a summary of our current outstanding litigation:

●	Mentom Eyewear Inc. – A legal action was filed in the Los Angeles Superior Court against Limitless X Holdings Inc., four of its officers, and an unrelated company, alleging the breach of an Implied In-Fact Agreement and other causes of action related to it. We argued that there was no such agreement and demanded a dismissal of the action. The case was dismissed with an entry of dismissal filed by Mentom Eyewear Inc. on May 28, 2024.

●	Harpo Inc. – A legal action was filed in the Central District of California against Limitless X Inc. and two of its officers along with Emblaze One, Inc., alleging trademark infringement and dilution, unfair competition, false advertising, and violation of the right of publicity, all based on allegations that one of our advertisements contained the unauthorized use of a celebrity’s name and intellectual property, Harpo Inc. and OW Licensing Company LLC v. Emblaze One, Inc., et al., Case Number 2:23-cv-04459 VAP (ASx). As of November 21, 2025, the parties entered into a confidential settlement agreement in the amount of $275,000. The amount of $68,500 was paid in 2025. The Company accrued $206,250 as of December 31, 2025 and recorded $275,000 as a loss on settlement for the year ended December 31, 2025.

●	Stubbs Alderton LLP – A legal action was filed in the Superior Courts of California, County of Los Angeles, case #24STLC06079 against the company for unpaid legal fees. This matter resulted in a judgement for $40,000. The amount is recorded as accounts payable as of December 31, 2025 and professional fees for the year ended December 31, 2025.

●	Lace Marketing LLC - A new case was filed and just served on us in early April 2025. The case is titled Lace Marketing LLC dba Leisurepay v. Limitless X Holdings Inc, et al, (with 9 other unrelated parties named as defendants), Case number 2024L014194 in Circuit Court of Cook County, Illinois. This matter was dismissed in January 2025.

●	FKBR LLP – A legal action for fee arbitration was filed with the Orange County Bar Association in Orange County California , MFA case number #JN-025-7058 against the company for unpaid legal fees. This matter has been fully resolved by a confidential settlement agreement, for payment of the amount originally due of $65,111, and will be dismissed upon final payment on or about May 4, 2026. The amount owed has been originally recorded as accounts payable and expensed as professional fees as of and for the year ended December 31, 2025, therefore, no loss on settlement is required to be recorded as of December 31, 2025.

●	Reid Granados – A case was filed in the Superior Courts of Los Angeles, CA. The company has not yet been formally served on this case. Mr. Granados was employed by a different, private company, owned by the CEO, Jas Mathur. The company was not his employer, and the company will defend the case on that basis, as his claims stem from employment and labor allegations only. The company believes it will be dismissed from this case, as such no liability has been recorded for this litigation because the Company believes that any such liability is not reasonably estimable at this time.

●	Blaker – On October 29, 2024 claimant through counsel sent the company a “demand letter” asserting that the company violated Californias Invasion of Privacy Act (“CIPA”) in connection with the companies use of third-party “trap and trace” software on its website. The Plaintiff and the company entered into a settlement agreement on March 5, 2025 for the sum of $11,000. This settlement has not been paid. The amount is immaterial.

●	Argyle Payments LLC- A case was filed on December 31, 2024 in the Orange County Superior Court, Orange County California, case # 30-2024-01397998. This matter was settled in the amount of $200,000 and is pending dismissal upon payment of settlement amounts. Other defendants named in the matter were responsible for payment of the settlement. The company had no involvement in the underlying alleged facts and will be dismissed. The amount settled $200,000 was accrued as of December 31, 2025 and recorded as loss on settlement for the year ended December 31, 2025.

●	Litefund Solutions LLC- A case was filed in the Supreme Court in the State of New York, County of Monroe, case # E2024019867, on August 22, 2025. The court entered a judgment in the amount of $161,705. The amount of $161,705 was accrued as of December 31, 2025 and recorded as loss on settlement for the year ended December 31, 2025.

NOTE 17 – SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred after December 31, 2025. During this period, the Company did not have any material recognizable subsequent events required to be disclosed other than the following:

●	February 5, 2026 – The Company had 1,046,836 shares issuable as of December 31, 2025 related to accrued salaries settlement of which these shares were issued on February 5, 2026.
●	February 5, 2026 – The Company had 250,000 shares issuable as of December 31, 2025 related to executive compensation of which these shares were issued on February 5, 2026.
●	February 10, 2026 – The Company had 34,649 shares issuable as of December 31, 2025 related to consulting services of which these shares were issued on February 10, 2026.
●	January 22, 2026 – The Company had 181,661 shares issuable as of December 31, 2025 related to consulting services of which these shares were issued on January 22, 2026.
●	January 1, 2026- On January 1, 2026, the Company purchased 80% interest of Limitless Films, Inc. from EM1 Capital LLC for $1.00. Limitless Film, Inc. was formed in December 2024. The Company previously held 20% of Limitless Film, Inc. and Limitless Film, Inc. had very limited activities in 2025 or since formation.
●	January 1, 2026 – On January 1, 2026, the Company purchased 80% of the interest of Limitless Entertainment Group, Inc. from EM1 Capital LLC for a $1.00. The Company previously held 20% of Limitless Entertainment Group, Inc. and Limitless Entertainment Group, Inc. had very limited activities in 2025 or since formation.

