Form 10-Q
period 2026-06-30
Limitless X Holdings Inc.
filed 2026-08-14
CIK 1803977

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of August 10, 2026, there were 18,506,957 shares of the registrant’s common stock, $0.0001 par value, issued and outstanding.

i

LIMITLESS X HOLDINGS INC.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

LIMITLESS X HOLDINGS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	June 30,	December 31,
	2026	2025
ASSETS
Current Assets:
Cash	$7,737	$7,169
Inventories	134,766	140,554
Prepaid expenses and other current assets	13,440	24,148
Loan receivable	400,000	-
Total current assets	555,943	171,871

Non-Current Assets:
Property and equipment, net	87,133	660
Operating lease right-of-use asset	901,053	-
Other assets	178,268	10,985
Total non-current assets	1,166,454	11,645

Total assets	$1,722,397	$183,516

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	$4,073,278	$3,309,385
Accrued interest	180,294	59,653
Refunds and chargeback payable	2,198	4,342
Note payable	35,000	35,000
Notes payable to shareholder	257,500	-
Notes payable to related parties	1,080,092	164,092
Convertible notes payable, net of debt discount of $51,019 and $124,434, respectively	548,573	550,566
Advance deposit from investor for future equity purchase	400,000	-
Loans payable	338,321	339,249
Current portion of operating lease liabilities	157,744	-
Total current liabilities	7,073,000	4,462,287
Operating lease liabilities, less current portion	750,710	-

Total liabilities	7,823,710	4,462,287

Commitments and contingencies

Preferred Stock B - $0.0001 par value; 30,000,000 authorized shares; 1,081,356 and 531,356 shares issued and outstanding, respectively	3,117,953	1,742,953

Stockholders’ deficit
Preferred Stock A - $0.0001 par value; 30,000,000 authorized shares; 500,000 shares issued and outstanding	50	50
Preferred Stock C - $0.0001 par value; 30,000,000 authorized shares; 33,430 and 337,694 shares issued and outstanding, respectively	1,578,431	5,374,996
Preferred Stock D - $0.0001 par value; 30,000,000 authorized shares; 1,669,579 and 405,214 shares issued and outstanding , respectively	41,739,491	10,130,350
Common Stock- $0.0001 par value; 300,000,000 authorized shares; 18,506,957 shares and 16,993,811 shares issued and outstanding, respectively	1,846	1,699
Common stock issuable, 1,880,167 shares and 2,502,382, respectively	2,246,607	4,661,734
Additional paid-in-capital	61,927,837	58,767,979
Accumulated deficit	(116,713,528)	(84,958,532)
Total stockholders’ deficit	(9,219,266)	(6,021,724)

Total liabilities and stockholders’ deficit	$1,722,397	$183,516

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LIMITLESS X HOLDINGS INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net Revenue
Product sales	$42,206	$302,592	$119,776	$554,528
Total net revenue	42,206	302,592	119,776	554,528

Cost of Revenue
Cost of revenue	12,046	86,840	13,937	204,034
Total cost of sales	12,046	86,840	13,937	204,034

Gross profit	30,160	215,752	105,839	350,494

Operating expenses:
General and administrative	443,585	325,395	825,354	3,917,196
Advertising and marketing	36,685	76,287	81,063	267,421
Salaries and compensation	2,398,039	591,369	3,200,941	1,175,220
Total operating expenses	2,878,309	993,051	4,107,358	5,359,837

Loss from operations	(2,848,149)	(777,299)	(4,001,519)	(5,009,343)

Other income (expense)
Interest expense	(36,469)	(18,318)	(156,058)	(481,715)
Other income (expense)	-	58,460	215,157	60,888
Loss on conversion of Preferred C to Preferred D	-	-	(27,812,576)	-
Gain (Loss) on debt settlement	-	(3,866,368)	-	(33,792,768)
Total other income (expense), net	(36,469)	(3,826,226)	(27,753,477)	(34,213,595)

Loss before income tax provision	(2,884,618)	(4,603,525)	(31,754,996)	(39,222,938)

Income tax provision	-	-	-	-

Net loss	(2,884,618)	(4,603,525)	(31,754,996)	(39,222,938)

Dividends accrued during the period	-	204,555	-	204,555

Net loss allocable to common shareholders	$(2,884,618)	$(4,808,080)	$(31,754,996)	$(39,427,493)

Earnings (Loss) Per Share:
Net loss per common share - basic and diluted	$(0.16)	$(0.32)	$(1.74)	$(2.81)
Weighted average number of common shares - basic and diluted	18,506,957	15,124,568	18,219,094	14,021,453

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LIMITLESS X HOLDINGS INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Preferred Stock B		Preferred Stock C		Preferred Stock A		Preferred Stock C		Preferred Stock D		Preferred Stock D Issuable		Common Stock		Common Stock Issuable		Additional Paid-In	Accumulated	Total Stockholder’s
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	deficit	Equity

Balance at December 31, 2025	531,356	$1,742,953	-	$-	500,000	$50	337,694	$5,374,996	405,214	$10,130,350	-	$-	16,993,811	$1,699	2,502,382	$4,661,734	$58,767,979	$(84,958,532)	$(6,021,724)

Employee stock compensation expense - issued from common stock issuable	-	-	-	-	-	-	-	-	-	-	-	-	250,000	25	(250,000)	(550,000)	549,975	-	-
Stock compensation for consulting services - issued from common stock issuable	-	-	-	-	-	-	-	-	-	-	-	-	216,310	22	(216,310)	(588,029)	588,007	-	-
Stock compensation for consulting services - common stock issuable	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Conversion of accrued wages to common stock	-	-	-	-	-	-	-	-	-	-	-	-	1,046,836	100	(1,046,836)	(2,303,039)	2,302,939	-	-
Stock compensation for consulting services - common stock issuable	-	-	-	-	-	-	-	-	-	-	-	-	-	-	319,132	402,902	-	-	402,902
Conversion of preferred stock C to preferred D stock	-	-	-	-	-	-	(304,264)	(3,796,565)	1,264,365	31,609,141	-	-	-	-	-	-	-	-	27,812,576
Additional paid-in capital and retained earnings contribution from related party subsidiary contribution	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(281,063)	-	(281,063)
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(28,870,378)	(28,870,378)

Balance at March 31, 2026	531,356	$1,742,953	-	$-	500,000	$50	33,430	$1,578,431	1,669,579	$41,739,491	-	$-	18,506,957	$1,846	1,308,368	$1,623,568	$61,927,837	$(113,828,910)	$(6,957,687)

Stock compensation for board of directors services - common stock issuable	-	-	-	-	-	-	-	-	-	-	-	-	-	-	203,496	240,000	-	-	240,000
Stock compensation for consulting services - common stock issuable	-	-	-	-	-	-	-	-	-	-	-	-	-	-	375,692	383,039	-	-	383,039
Stock compensation for consulting services - Issuances of Preferred Stock B	550,000	1,375,000	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(2,884,618)	(2,884,618)

Balance at June 30 2026	1,081,356	$3,117,953	-	$-	500,000	$50	33,430	$1,578,431	1,669,579	$41,739,491	-	$-	18,506,957	$1,846	1,887,556	$2,246,607	$61,927,837	$(116,713,528)	$(9,219,266)

Balance at December 31, 2024	1,062,712	$1,742,953	-	$-	500,000	$50	-	$-	-	$-	-	$-	8,594,681	$859	133,332	$83,555	$23,941,779	$(38,840,929)	$(14,814,686)

Salaries conversion to common stock	-	-	-	-	-	-	-	-	-	-	-	-	1,340,598	134	-	-	536,117	-	536,251
Issuances of common stock to board of directors for services - conversion from accrued compensation	-	-	-	-	-	-	-	-	-	-	-	-	1,945,000	195	-	-	972,305	-	972,500
Issuances of common stock to board of directors for services	-	-	-	-	-	-	-	-	-	-	-	-	220,000	22	-	-	219,978	-	220,000
Consulting services - issuance of common stock	-	-	-	-	-	-	-	-	-	-	-	-	578,757	58	-	-	403,460	-	403,518
Restricted stock grants	-	-	-	-	-	-	-	-	-	-	-	-	833,333	83	-	-	430,083	-	430,166
Issuances of stock options	-	-	-	-	-	-	-	-	-	-	-	-	708,333	71	-	-	365,570	-	365,641
Conversion of notes payable to shareholder to preferred stock C	-	-	193,680	19,368,000	-	-	-	-	-	-	-	-	-	-	-	-	2,736,361	-	2,736,361
Conversion of notes payable to shareholder to preferred stock C	-	-	7,892	789,200	-	-	-	-	-	-	-	-	-	-	-	-	87,892	-	87,892
Conversion of notes payable to related parties to preferred stock C	-	-	97,692	9,769,200	-	-	-	-	-	-	-	-	-	-	-	-	1,085,468	-	1,085,468
Issuance of preferred stock C for services	-	-	25,000	1,037,500	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Conversion of vendor accounts payable to preferred stock C	-	-	15,830	1,583,000	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Issuances of preferred stock C for compensation	-	-	5,000	500,000	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Conversion of notes payable to shareholder to preferred stock D	-	-	-	-	-	-	-	-	135,000	3,375,000	-	-	-	-	-	-	-	-	3,375,000
Conversion of notes payable to shareholder to preferred stock D	-	-	-	-	-	-	-	-	10,000	250,000	-	-	-	-	-	-	-	-	250,000
Common stock issuable for borrowings from shareholder	-	-	-	-	-	-	-	-	-	-	-	-	-	-	225,000	177,750	-	-	177,750
Net Loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(34,619,413)	(34,619,413)

Balance at March 31, 2025	1,062,712	$1,742,953	345,094	$33,046,900	500,000	$50	-	$-	145,000	$3,625,000	-	$-	14,220,702	$1,422	358,332	$261,305	$30,779,013	$(73,460,342)	$(38,793,552)

Issuances of common stock for conversion of vendor debt	-	-	-	-	-	-	-	-	-	-	-	-	739,002	74	-	-	738,928	-	739,002
Loss on the settlement of accrued compensation	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	589,989	-	589,989
Loss on settlement of directors compensation	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	680,750	-	680,750
Consulting services - issuance of common stock from issuable	-	-	-	-	-	-	-	-	-	-	-	-	133,332	13	(133,332)	(83,555)	83,542	-	-
Consulting services - issuance of common stock	-	-	-	-	-	-	-	-	-	-	-	-	222,220	22	-	-	136,161	-	136,183
Shares issuable for consulting services	-	-	-	-	-	-	-	-	-	-	-	-	-	-	44,448	20,070	-	-	20,070
Common stock issued from issuable	-	-	-	-	-	-	-	-	-	-	-	-	225,000	23	(225,000)	(177,750)	177,727	-	-
Preferred Stock D Issuable	-	-	-	-	-	-	-	-	-	-	260,214	6,505,350	-	-	-	-	(3,909,721)	-	2,595,629
Dividends	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(204,555)	-	(204,555)
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(4,603,525)	(4,603,525)

Balance at June 30, 2025	1,062,712	$1,742,953	345,094	$33,046,900	500,000	$50	-	$-	145,000	$3,625,000	260,214	$6,505,350	15,540,256	$1,554	44,448	$20,070	$29,071,834	$(78,063,867)	$(38,840,009)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LIMITLESS X HOLDINGS INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2026	2025

Cash flows from operating activities:
Net loss	$(31,754,996)	$(39,222,938)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,580	160
Amortization of debt discount	73,415	427,750
Salaries conversion to common stock	-	-
Gain (Loss) on debt settlement	-	33,792,768
Loss from conversion of Preferred C to Preferred D	27,812,576	-
Stock compensation expense by issuance of Preferred C	-	1,537,500
Issuances of common stock to board of directors for services - conversion from accrued compensation	-	-
Issuances of common stock to board of directors for services	240,000	220,000
Consulting services - issuance of common stock	-	539,701
Restricted stock grants	-	430,166
Stock option expense	-	365,641
Stock compensation for consulting services - Issuances of Preferred Stock B	1,375,000
Stock compensation for consulting services - common stock issuable	785,941	20,070
Retained earnings contribution	(281,063)	-
Lease accretion	7,401	-
Changes in assets and liabilities:
Accounts receivables, net	-	24,878
Inventories	5,788	(75,556)
Prepaid expenses	10,708	(51,618)
Other assets	(167,283)	223
Accounts payable and accrued expenses	884,534	1,078,268
Royalty payable	-	28,501
Refunds and chargeback payable	(2,144)	(39,988)
Net cash used in operating activities	(1,007,543)	(924,474)

Cash flows from investing activities:
Purchases of property and equipment	(89,053)	-
Loan provided under loan receivable	(400,000)	(1,000,000)
Net cash used in investing activities	(489,053)	(1,000,000)

Cash flows from financing activities:
Repayments from convertible debt	(75,408)	-
Proceeds from borrowings from stockholder	257,500	500,000
Proceeds from borrowings from related parties	916,000	1,379,000
Advance deposit from investor for future equity purchase	400,000
Proceeds from (repayment of) borrowings from loans payable	(928)	77,100
Net cash provided by financing activities	1,497,164	1,956,100

Net increase(decrease) in cash	568	31,626

Cash – beginning of period	7,169	53,549

Cash – end of period	$7,737	$85,175

Supplemental disclosures of cash flow information
Cash paid during the periods for:
Interest	$-	$-
Income taxes	$-	$-

Non-cash investing and financing activities:
Conversion of accrued salaries to common stock	$-	$536,251
Conversion of board of directors accrued compensation to common stock	$-	$972,500
Conversion of vendor accounts payable to preferred stock C	$-	$7,284,721
Shares issued from stock payable	$-	$83,555
Common Shares issued for debt inducement	$-	$177,750
Series D Preferred Shares issued for debt inducement	$-	$250,000
Dividends payable	$-	$204,555
Net assets acquired from common control acquisition	$281,063	$-

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited interim consolidated financial statements as of and for the three and six months ended June 30, 2026 and 2025 have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q. Accordingly, they do not include all of the information and notes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. All intercompany balances and transactions have been eliminated in consolidation. Operating results for the three and six months ended June 30, 2026 and 2025 are not necessarily indicative of the results that may be expected for any future periods or the year ending December 31, 2026. The accompanying unaudited consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (“2026 10-K”) filed with the Securities and Exchange Commission (“SEC”) on April 15, 2026.

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company had an accumulated deficit of approximately $116.7 million on June 30, 2026, and had a net loss of $31.8 million for the six months ended June 30, 2026. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

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

Acquisition of Remaining Ownership Interest in Limitless Film, Inc.

On January 1, 2026, Limitless Holdings, Inc. (the “Company”) acquired the remaining 80% ownership interest in Limitless Entertainment Group, Inc. (“LEG”) and Limitless Film, Inc. (“Limitless Film”) from EM1 Capital, Inc. (“EM1”) for nominal consideration of $1. Prior to the transaction, the Company owned 20% of the outstanding common stock of LEG. EM1 is controlled by the Company’s majority shareholder. As a result, the transaction was determined to be a transfer of equity interests between entities under common control. Accordingly, the transaction was accounted for pursuant to ASC 805-50, Business Combinations – Related Issues. Under ASC 805-50, assets and liabilities transferred between entities under common control are recognized at their historical carrying values and no step-up to fair value, goodwill, or bargain purchase gain is recognized. The difference between the consideration transferred and the historical carrying value of the net assets acquired was recorded as an adjustment to additional paid-in capital within stockholders’ equity. Following completion of the transaction, the Company owns 100% of the outstanding equity interests of LEG and Limitless Film and consolidates the financial position, results of operations, and cash flows of Limitless Film in accordance with ASC 810,

As a result of this transaction, the Company recorded a reduction of $281,063 of additional paid-in capital which represented accumulated deficits of LEG and Limitless Film during the three and six months ended June 30, 2026.

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

Advertising and Marketing

Advertising and marketing costs are charged to expense as incurred. Advertising and marketing costs were $36,685 and $76,287 for the three months ended June 30, 2026 and 2025, respectively, and $81,063 and $267,421 for the six months ended June 30, 2026 and 2025, respectively, are included in operating expenses in the accompanying statements of operations.

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

Equity Based Payments

The Company accounts for equity-based payment accruals under authoritative guidance as set forth in the Topics of the ASC. The guidance requires all equity-based payments to employees and non-employees, including grants of employee and non-employee stock options and warrants, to be recognized in the consolidated financial statements based at their fair values. The Company applies the provisions of ASC 718, “Compensation - Stock Compensation,” using a modified prospective application, and the Black-Scholes model to value stock options. Under this application, the Company records compensation expense for all awards granted. Compensation costs will be recognized over the period that an employee provides service in exchange for the award. During the three and six months ended June 30, 2026, the Company did not grant any shares under the 2020 Stock Option, and 2022 Restricted Stock Plan.

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

The Company purchases inventories from a few suppliers, and the Company’s one largest supplier accounted for 99% of total purchases for the three months ended June 30, 2026, and 2025, respectively.

The Company purchases inventories from a few suppliers, and the Company’s one largest supplier accounted for 99% of total purchases for the six months ended June 30, 2026, and 2025, respectively.

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

NOTE 5 – NOTE PAYABLE

On March 1, 2021, an individual loaned Prime Time Live, Inc. $35,000 in exchange for an unsecured promissory note, with interest at a rate of 10% per annum, and a maturity date of March 1, 2022, which was then extended to May 31, 2023. Interest is due and payable on the first day of each month. As of June 30, 2026 and December 31, 2025, the balance was $35,000.

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

NOTE 7 – NOTES PAYABLE TO RELATED PARTIES

Notes payable to related parties consisted of the following:

	June 30, 2026	December 31,
	2026	2025

May 10, 2022 ($12,500)	$12,500	$12,500
May 10, 2022 ($12,500)	12,500	12,500
May 10, 2022 ($20,000)	20,000	20,000
May 31, 2022 ($5,000)	5,000	5,000
May 31, 2022 ($15,000)	15,000	15,000
June 9, 2022 ($15,000)	15,000	15,000
June and July 2025 (others)	84,092	84,092
January 1, 2026 ($1,000,000)	900,000	-
April 1, 2026 ($16,000)	16,000	-

Total notes payable to related parties (current), net of debt discount.	$1,080,092	$164,092

●	May 10, 2022 - $12,500

On May 10, 2022, a related party of the Company loaned Prime Time Live, Inc. $12,500 in exchange for a promissory note that includes interest at the rate of 10% per annum on the unpaid principal balance, with all unpaid principal and interest due on or before May 10, 2023. Interest began accruing on May 10, 2022. As of June 30, 2026, and December 31, 2025, the loan is due upon demand.

●	May 10, 2022 - $12,500

On May 10, 2022, a related party of the Company loaned Prime Time Live, Inc. $12,500 in exchange for a promissory note that includes interest at the rate of 10% per annum on the unpaid principal balance with all unpaid principal and interest due on or before May 10, 2023. Interest began accruing on May 10, 2022. As of June 30, 2026, and December 31, 2025, the loan is due upon demand.

●	May 10, 2022 - $20,000

On May 10, 2022, a related party of the Company loaned Prime Time Live, Inc. $20,000 in exchange for a promissory note that included interest at the rate of 10% per annum on the unpaid principal balance with all unpaid principal and interest due on or before May 10, 2023. Interest began accruing on May 10, 2022. As of June 30, 2026, and December 31, 2025, the loan is due upon demand.

●	May 31, 2022 - $5,000

On May 31, 2022, a related party of the Company loaned Prime Time Live, Inc. $5,000 in exchange for a promissory note that included interest at the rate of 10% per annum on the unpaid principal balance with all unpaid principal and interest due on or before May 31, 2023. Interest began accruing on May 31, 2022. As of June 30, 2026, and December 31, 2025, the loan is due upon demand.

●	May 31, 2022 - $15,000

On May 31, 2022, a related party of the Company loaned Prime Time Live, Inc. $15,000 in exchange for a promissory note that included interest at the rate of 10% per annum on the unpaid principal balance with all unpaid principal and interest due on or before May 31, 2023. Interest began accruing on May 31, 2022. As of June 30, 2026, and December 31, 2025, the loan is due upon demand.

●	June 9, 2022 - $15,000

On June 9, 2022, the Company loaned share holder of the company $15,000 in exchange for a promissory note that included interest at the rate of 10% per annum on the unpaid principal balance with all unpaid principal and interest due on or before May 10, 2023. Interest began accruing on May 10, 2022. As of June 30, 2026, and December 31, 2025, the loan is due upon demand.

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

In July 2025, EM1 Capital, a company owned by the shareholder of the company, a related party, provided $234,092 as a loan that includes interest at the rate of 15% per annum on the unpaid principal balance, with all unpaid principal and interest. The amount was partially repaid and the outstanding balance was $84,092 as of June 30, 2026 and December 31, 2025.

●	January 2026 - $1,000,000

In January 2026, EM1 Capital, a company owned by the shareholder of the company, a related party, provided $1,000,000 as a loan that includes interest at the rate of 5% per annum on the unpaid principal balance, with all unpaid principal and interest due upon demand. The amount was partially repaid and the outstanding balance was $900,000 as of June 30, 2026.

●	April 2026 - $16,000

In April 2026, EM1 Capital, a company owned by the shareholder of the company, a related party, provided $16,000 as a loan. The loan bears no interest and is due upon demand.

NOTE 8 – ADVANCE DEPOSIT FROM INVESTOR FOR FUTURE EQUITY PURCHASE

In March 2026, the Company received $400,000 from an investor who has committed to fund up to $5,000,000. The terms of the investment agreement have not been finalized and no equity has been provided, therefore, the initial amount received has been recorded as a current liability as of June 30, 2026.

NOTE 9 – LOANS PAYABLE

Loans payable consisted of the following:

	June 30,	December 31,
	2026	2025

Merchant Account Loan Payable	$175,821	$176,749
Loan Payable to a Lender	162,500	162,500

Total loans payable – Current	$338,321	$339,249

Merchant Account Loan Payable – In July 2024, the Company entered into a merchant account loan payable with Shopify in the amount of $360,000. The loan is payable daily over 306 days with interest rate at 15.51% per annum.

Loan Payable to a Lender – The Company entered into a loan payable agreement in May 2025 and amended in July 2025 with a lender. The loan is payable $7,300 weekly with payments which total $204,400 maturing on December 29, 2025. The loan is secured by the Company’s merchant account receivables.

NOTE 10 – CONVERTIBLE NOTES PAYABLE

Convertible notes payable consisted of the following:

	June 30,	December 31,
	2026	2025

November 2025 – Auctus Fund ($110,000)	$98,000	$110,000
November 2025 – CFI Capital LLC ($150,000)	135,000	150,000
November 2025 – GS Capital Partners LLC ($140,000)	113,867	140,000
November 2025 – Labrys Fund II Note ($275,000)	252,725	275,000

Total convertible notes payable	599,592	675,000

Debt discount	(51,019)	(124,434)

Total notes payable to related parties (current)	$548,573	$550,566

●	November 11, 2025 – Auctus Fund, LLC - $110,000

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

NOTE 11 – STOCKHOLDERS’ DEFICIT

Common Stock

As of June 30, 2026, and December 31, 2025, the Company has 300,000,000 authorized shares of common stock par value $0.0001 per share.

Preferred Stock

As of June 30, 2026, and December 31, 2025, the Company has authorized 30,000,000 shares of preferred stock, 500,000 shares of which were designated as Class A Convertible Preferred Stock (“Class A Preferred Stock”). and 11,000,000 shares of which were designated as Class B Convertible Preferred Stock, 5,000 shares designated as Class C Convertible Preferred Stock and 5,000 shares designed as Class D 15% Cumulative Redeemable Preferred Stock.

Class A Convertible Stock

As of June 30, 2026, and December 31, 2025, there were a total of 500,000 shares of Class A Preferred Stock issued and outstanding. The Class A Preferred Stock, when voting as a single class, has the votes of at least 60% of the voting power of the Company. Further, the holder of the Class A Preferred Stock can convert one share of Class A Preferred Stock into two shares of the Company’s common stock, subject to adjustment. In addition, the holder of the Class A Preferred Stock is entitled to a liquidation preference of the Company senior to all other securities of the Company.

Class B Convertible Stock

As of June 30, 2026, and December 31, 2025, there were a total of 1,081,356 and 531,356 shares, respectively, of Class B Preferred Stock issued and outstanding. On October 23, 2023, pursuant to certain Conversion Agreements, the Company issued an aggregate of 10,349,097 shares of Class B Preferred Stock and extinguished $9,675,000 of convertible debt including accumulated interest as of October 23, 2023, in the amount of $674,097. The holders of the Class B Preferred Stock are entitled to a liquidation preference senior to common stock, and junior to the Class A Preferred Stock at a liquidation price of $3.00 per share of Class B Preferred Stock. The Class B Preferred Stock also has conversion rights, whereby each share of Class B Preferred Stock is convertible into 0.067 shares of Common Stock at the discretion of the holder, subject to beneficial ownership limitations. The holders of the Class B Preferred Stock have no voting rights, unless otherwise provided for in its Certificate of Designation or by law.

On September 9, 2024, pursuant to the conversion agreement, the convertible B shareholders converted 9,286,385 shares of Class B Preferred Stock in exchange for 311,100 Common Stock. The conversion amount of Class B Preferred Stock was $15,230,601 at the date of conversion.

On April 1, 2026, the Company issued 550,000 Class B Preferred Stock to the CEO of the Company as a bonus compensation. The Company recorded a compensation expense of $1,375,000 for the three and six months ended June 30, 2026 based on the fair value at the time off issuance.

Class C Convertible Stock

As of June 30, 2026, and December 31, 2025, there were a total of 33,430 and 345,094 shares, respectively, of Class C Convertible Preferred Stock issued and Outstanding Effective as of January 2, 2025, the Company filed a Certification of Designation of Class C Convertible Preferred Stock (the “Certificate”) with the Delaware Secretary of State and in accordance with the Delaware General Corporation Law. (DGCL) The Class C Certificate designates 5,000,000 shares of the Company’s Preferred Stock as Class C Convertible Preferred Stock with a par value of $0.0001 per share (“Class C Stock”). The Class C Stock ranks (i) junior to the Class A Preferred Stock and Class B Preferred Stock, (ii) senior to any other class or series of outstanding Preferred Stock or Common Stock, and (iii) prior to any other class or series of capital stock of the Company hereafter created, and in each case as to distributions of assets upon liquidation, dissolution, or winding up of the Company, whether voluntary or involuntary (the “Class C Stock Distribution Ranking”). The Class C Preferred Stock is not entitled to dividends except as required by law. The Class C Preferred Stock shall have no voting rights other than as set forth in the Certificate or as required by law.

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

During the six months ended June 30, 2026, the Company converted an aggregate of 304,264 shares of Series C preferred stock into 1,264,365 shares of Series D preferred stock pursuant to an exchange agreement. As a result of the conversion, the Company recognized a loss on conversion of Preferred C to Preferred D of $27,812,576 for the six months ended June 30, 2026.

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

During the six months ended June 30, 2026, the Company issued the following Class D Convertible Stock:

●	On February 26, 2026, the Company converted an aggregate of 304,264 shares of Series C preferred stock into 1,264,365 shares of Series D preferred stock pursuant to an exchange agreement. As a result of the conversion, the Company recognized a loss on conversion of Preferred C to Preferred D of $27,812,576 for the three months ended March 31, 2026.

During the six months ended June 30, 2025, the Company issued the following Class D Convertible Stock:

●	Pursuant to the conversion agreement, the notes payable to shareholder including accrued interest in the amount of $3,375,000 was converted to 135,000 shares of Class D Preferred Stock. The conversion amount of Class C Preferred Stock was $3,375,000 or $25 per share at the date of conversion.

●	On March 21, 2025, the Company entered into a Loan Authorization and Agreement for a loan of $500,000 from a shareholder, the proceeds of which were to be used for working capital purposes. Under this agreement, the Company also provided 10,000 preferred D shares. The Company recorded 10,000 preferred D shares at $250,000 or $25 per share which is deemed at fair value as the previous conversion rate for notes payable to shareholder was at $25 per share.

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

Effective January 15, 2020, the Company adopted its 2020 Stock Option and Award Plan (the “2020 Stock Incentive Plan”). A total of 2,222 shares of the Company’s common stock were reserved for the 2020 Stock Incentive Plan. As of June 30, 2026, and 2025, there were no grants made under the 2020 Stock Incentive Plan. On May 4, 2023, the Company terminated the 2020 Stock Incentive Plan.

Effective August 9, 2022, the Company adopted its 2022 Incentive and Non-statutory Stock Option Plan (the “2022 Stock Option Plan”). Under the 2022 Stock Option Plan, the Board of Directors may grant options to purchase common stock to officers, employees, and other persons who provide services to the Company. A total of 833,333 shares of the Company’s common stock is reserved for the 2022 Stock Option Plan, which were issued to officers and directors in fiscal 2025 and there are no any shares outstanding under the 2022 Stock Option Plan.

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

At time to time, the Company issues common stock to its Board of Directors, outside service providers or consultants.

The Company had the following common stock issuances during the six months ended June 30, 2026:

●	Issuances of Shares for Accrued Salaries Settlement from Shares Issuable – On February 5, 2026, the Company issued 1,046,836 common stock shares to its employees from shares issuable from December 31, 2025.

●	Issuances of Shares for Employee Bonus from Shares Issuable – On February 5, 2026, the Company issued 250,000 common stock shares to its employee from shares issuable from December 31, 2025.

●	Issuances of Shares for Consulting Services from Shares Issuable – On February 10, 2026 and January 22, 2026, the Company issued a total of 216,310 common stock shares to consultants from shares issuable from December 31, 2025.

The Company had the following common stock issuable during the six months ended June 30, 2026:

●	Common Shares Issuable for Consulting Services – The Company recorded common share issuable for consulting services of 319,132 common stock shares to consultants and recorded stock compensation expense of $402,902 during the six months ended June 30, 2026.

●	Common Shares Issuable for Consulting Services – The Company recorded common share issuable for consulting services of 375,62 common stock shares to consultants and recorded stock compensation expense of $383,039 during the six months ended June 30, 2026.

●	Common Shares Issuable for Board Compensation – The Company recorded common share issuable for board compensation of 203,496 common stock shares to board members and recorded stock compensation expense of $240,000 during the six months ended June 30, 2026.

The Company had the following common stock issuances during the six months ended June 30, 2025:

●	Issuances of Shares for Accrued Board of Directors Compensation Settlement – The Company issued 1,945,000 common stock shares to its Board of Directors for prior year services of which the Company had accrued $972,500 as accrued board compensation at December 31, 2024. The accrued amount of $972,500 was settled with issuance of 1,945,000 common shares.

●	Issuances of Shares for Board of Directors Compensation – The Company issued 220,000 common stock shares to its Board of Directors for its services. The common stock share trading price was $1.00 per share at the time of issuance and the Company recognized $220,000 as stock compensation expense during the six months ended June 30, 2025.

●	Issuances of Shares to Consultants for Services – The Company issued 578,757 common stock shares to consultants. Some of these consultants require entire year of 2025 services, therefore, some of stock compensation expense of $403,518 was recorded as prepaid at March 31, 2025. The prepaid amount was $58,073 at March 31, 2025 and is recorded as prepaid expenses in the consolidated balance sheets.

●	Issuances of Shares for Conversion of Vendor Debt – The Company issued 739,002 common stock shares to settle vendor debt valued at $739,002 during three months ended June 30, 2025.

●	Issuances of Shares to Consultants for Services – On June 12, 2025, the Company entered into a consulting agreement with a consultant whereby the Company will issue 600,000, restricted shares as a consulting fee of the Company’s common stock to the consultant to be delivered over 12 months as follows: 200,000 shares to be delivered to the Company’s transfer agent in the Consultant’s name upon signing the contract. 400,000 restricted, Company, common shares to be delivered over 12 months as follows: Earned and vested monthly starting at the end of month 4 through 11 in 44,444 equal share increments. In month twelve, 44,448 shares shall be earned and vested. The Company expensed common shares pro-ratably over the service period and recorded stock compensation expense of $136,183 for shares vested and issued of 222,220 shares for the six months ended June 30, 2025 and $20,070 for shares vested and issuable of 44,448 as of June 30, 2025 and for the six months ended June 30, 2025. The Company issued 133,332 shares from shares issuable from December 31, 2024 during the six months ended June 30, 2025.

●	Issuances of Shares for Accrued Salaries Settlement – The Company issued 1,340,598 common stock shares to its employees for prior year accrued wages of $536,251. The accrued amount of $536,251 was settled with issuance of 1,340,598 common shares. As a result, the Company recorded a loss on debt settlement of $589,989 based on fair value during the six months ended June 30, 2025.

●	Common Stock and Preferred D Shares Issuable from Additional Borrowings from Notes Payable to Shareholder ($500,000) – On March 21, 2025, the Company entered into a Loan Authorization and Agreement for a loan of $500,000 from a shareholder, the proceeds of which were to be used for working capital purposes. The loan has an interest rate of 12.5% per annum and is due within 6 months from the date of the agreement. Furthermore, the Company is required to issue 10,000 preferred C shares (issued on April 10, 2025) and 225,000 common stock shares (issued on April 10, 2025) under the agreement. These shares were calculated at fair value at the date of issuance and the Company recorded interest expense of $427,750. The $500,000 was converted to preferred stock C during the six months ended June 30, 2025.

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

For the Six Months Ended June 30,	2026	2025

Operating lease expense	$90,606	-
Total lease expense	90,606	-

In accordance with ASC 842, other information related to leases was as follows:

For the Six Months Ended June 30,
Operating cash flows from operating leases	$90,606	-
Cash paid for amounts included in the measurement of lease liabilities	90,606	-

Maturities of operating lease liabilities as of June 30, 2026 were as follows:

2026 (remaining six months)	$108,728	-
2027	230,464	-
2028	232,906	-
2029	245,190	-
2030	247,555	-
Thereafter	20,639	-
Total undiscounted cash flows	$1,085,482	-
Less: Imputed Interest	177,028	-
Present value of lease liabilities	908,454	-

Reconciliation of lease liabilities:
Weighted-average remaining lease terms	4.58 Years	-
Weighted-average discount rate	8.00%	-
Lease liabilities—current	$157,744	-
Lease liabilities—long-term	750,710	-
Lease liabilities—total	908,454	-

Operating lease right-of-use asset, net	$901,053	-

NOTE 14 – RELATED PARTY TRANSACTIONS

The Company had the following related party transactions:

●	Share Exchange Agreements - Effective February 23, 2026, the Company entered into exchange agreements with EM1, Limitless Performance Inc., and Amarose, Inc. (“Amarose”), each of which is controlled by the Company’s Chief Executive Officer and greater than 10% shareholder, Jaspreet Mathur, pursuant to which such affiliates exchanged an aggregate of 304,264 shares of the Company’s Class C Convertible Preferred Stock for an aggregate of 1,264,365 shares of the Company’s Series D 15% Cumulative Redeemable Perpetual Preferred Stock. No additional cash consideration was paid in connection with the exchanges, except for cash payable in lieu of any fractional share.

●	Royalty Payables –LPI, SMILZ INC. (“Smiles”), DIVATRIM INC. (“Divatrim”), and Amarose. (“Amarose,” and collectively with LPI, Smiles, and Divatrim, the “Licensors”) are all companies at least 50% owned by a shareholder of the Company. On December 1, 2021, the Company entered into manufacturing and distributorship license agreements (each, a “License Agreement”) with each of the Licensors to distribute each of the Licensors’ respective products and for payments to such Licensor for its product designs and distribution rights. Pursuant to the License Agreements, and each of them, the Company agreed to pay to such Licensors royalty payments equal to 4.00% of gross sales, excluding returns, chargebacks, and other such allowances. On October 1, 2023, the Company terminated each of the License Agreements; however, the Company maintained its license for NZT-48 with LPI. As of June 30, 2026 and 2025, the royalty payable was $0 and $0, respectively.

●	Notes Payable to Shareholder – The Company had various notes payable with its shareholder who is the Chief Executive Officer of the Company. As of June 30, 2026 and December 31, 2025, the Company had $257,500 and $0 outstanding, respectively

●	Notes Payable to Related Parties – The Company entered into various notes payable with shareholders of the Company. As of June 30, 2026, and December 31, 2025, the Company had $1,080,092 and $164,092 outstanding, respectively.

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

From time to time, the Company is involved in legal proceedings. arising in the ordinary course of our business, the resolution of the majority of these matters which we do not anticipate would have, individually or in the aggregate, a material adverse effect on our business, financial condition, or results of operations. The following is a summary of our current outstanding litigation and litigation matters that were settled:

●	Morgan Quinn, et al. v. Limitless X Inc., et al. On April 22, 2026, a putative class action complaint was filed in the United States District Court for the District of Oregon by plaintiffs Morgan Quinn and Jorge Delgadillo against Limitless X Inc., Limitless X Holdings, Inc., and Limitless Performance Inc. The complaint alleges that defendants engaged in deceptive marketing practices with respect to a dietary supplement product marketed as “NZT-48,” including alleged misrepresentations regarding its ingredients, origin, and efficacy. The complaint asserts claims under Oregon and Florida consumer protection statutes, as well as claims for breach of express and implied warranties and unjust enrichment. Plaintiffs seek unspecified damages, restitution, injunctive relief, and attorneys’ fees on behalf of proposed classes. The outcome is unknown and the Company does not believe any contingent accrual is required as of June 30, 2026.

●	Stubbs Alderton LLP – A legal action was filed in the Superior Courts of California, County of Los Angeles, case #24STLC06079 against the Company for unpaid legal fees in the amount of $40,000, which is subject to ongoing settlement discussions between the parties. The amount is recorded as accounts payable as of December 31, 2025, and professional fees for the year ended December 31, 2025. A hearing is scheduled for July 10, 2026. The outcome is unknown and the Company does not believe any contingent accrual is required as of June 30, 2026.

●	FKBR LLP – A legal action for fee arbitration was filed with the Orange County Bar Association in Orange County California , MFA case number #JN-025-7058 against the company for unpaid legal fees. This matter has been fully resolved by a confidential settlement agreement, for payment of the amount originally due of $65,111, and will be dismissed upon final payment. The amount owed has been originally recorded as accounts payable and expensed as professional fees as of and for the year ended December 31, 2025, therefore, no loss on settlement is required to be recorded as of December 31, 2025.

●	Blaker – On October 29, 2024, claimant through counsel sent the company a “demand letter” asserting that the company violated Californias Invasion of Privacy Act (“CIPA”) in connection with the companies’ use of third-party “trap and trace” software on its website. The Plaintiff and the company entered into a settlement agreement on March 5, 2025, for the sum of $11,000, which has been accrued in the Company’s financial statements. This settlement has now been paid in-full and this matter has been closed.

●	Harpo Inc. – A legal action was filed in the Central District of California against Limitless X Inc. and two of its officers along with Emblaze One, Inc., alleging trademark infringement and dilution, unfair competition, false advertising, and violation of the right of publicity, all based on allegations that one of our advertisements contained the unauthorized use of a celebrity’s name and intellectual property, Harpo Inc. and OW Licensing Company LLC v. Emblaze One, Inc., et al., Case Number 2:23-cv-04459 VAP (ASx). As of November 21, 2025, the parties entered into a confidential settlement agreement in the amount of $275,000. The amount of $68,500 was paid in 2025. The Company accrued $206,250 as of December 31, 2025, and recorded $275,000 as a loss on settlement for the year ended December 31, 2025. The balance of the settlement amount was paid in 2026, and the case was dismissed without prejudice on February 23, 2026.

●	Lace Marketing LLC - A case was filed and just served to us in early April 2025. The case is titled Lace Marketing LLC dba Leisurepay v. Limitless X Holdings Inc, et al, (with nine other unrelated parties named as defendants), Case number 2024L014194 in Circuit Court of Cook County, Illinois. The plaintiffs filed a motion for voluntary dismissal of the lawsuit on March 26, 2026. The court entered a voluntary dismissal with leave to refile on March 30, 2026.

●	Mentom Eyewear Inc. – A legal action was filed in the Los Angeles Superior Court on October 10, 2023, against Limitless X Holdings Inc., four of its officers, and an unrelated company, alleging the breach of an Implied In-Fact Agreement and other causes of action related to it. We argued that there was no such agreement and demanded a dismissal of the action. The case was dismissed with an entry of dismissal filed without prejudice by Mentom Eyewear Inc. on May 28, 2024.

●	Reid Granados – A case was filed in the Superior Courts of Los Angeles, CA. On March 20, 2026, a request for entry of default was filed against Limitless X Inc. by Reid Granados. The court entered a default judgement against Limitless X on April 1, 2026. The Company disputes the allegations asserted by Mr. Granados Mr. Granados was employed by a different, private company, owned by the CEO, Jas Mathur. The Company was not his employer, and the company will defend the case on that basis, as his claims stem from employment and labor allegations only. The company believes it will be dismissed from this case, as such no liability has been recorded for this litigation because the Company believes that any such liability is not reasonably estimable at this time.

●	Agile Lending LLC v. Limitless X Holdings Inc., Case No. CL26000735-00 (Arlington County Circuit Court, Virginia). A confessed judgment was filed on February 18, 2026, and resolved on the same date in favor of Agile Lending LLC against Limitless X Holdings Inc. in the principal amount of $168,021.68, plus interest and fees, and has been recorded in accounts payable and accrued expenses. In connection with this judgment, garnishment proceedings have been initiated by Agile Lending LLC against bank accounts held at JPMorgan Chase Bank, N.A., naming both Limitless X Holdings Inc. (Case No. CL26001362-00, filed April 3, 2026) and Limitless X Inc. (Case No. CL26001361-00, filed April 3, 2026) as judgment debtors. A garnishment hearing was scheduled for July 2, 2026. Agile continues to pursue collection of the judgment through garnishment proceedings. There have been no material developments.

●	Beverly Wilshire Investment Company LLC v. Jaspreet Mathur and Limitless X Inc., Case No. 24SMCV02020 (Superior Court of California, County of Los Angeles, Santa Monica Courthouse). A default judgment was entered on August 8, 2025, in favor of Beverly Wilshire Investment Company LLC against Jaspreet Mathur and Limitless X, Inc. for damages of $39,601.85, attorney fees of $1,578.05, interest of $5,170.83, and costs of $3,618.80, for a total judgment of $49,969.53. The underlying complaint, filed on April 29, 2024, alleged breach of rental/lease contract. The amount is recorded as accounts payable as of June 30, 2026.

●	Litefund Solutions LLC - A case was filed in the Supreme Court in the State of New York, County of Monroe, case # E2024019867, on August 21, 2024. The court entered a judgment in the amount of $161,705 against the defendants on August 22, 2025. The amount of $161,705 was accrued as of December 31, 2025, and recorded as loss on settlement for the year ended December 31, 2025.

NOTE 16 – SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred after June 30, 2026. During this period, the Company did not have any material recognizable subsequent events required to be disclosed.

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

On June 10, 2022, Bio Lab changed its name to Limitless X Holdings Inc. (“we,” “us,” or “our”).

RESULTS OF OPERATION

For the Three Months Ended June 30, 2026, Compared to the Three Months Ended June 30, 2025:

	Three Months Ended June 30,
	2026		2025		Changes
		% of		% of
	Amount	Sales	Amount	Sales	Amount	%
Revenue
Product sales	$42,206	100.0%	$302,592	100.0%	$(260,386)	-86.1%
Total revenue	42,206	100.0%	302,592	100.0%	(260,386)	-86.1%

Cost of sales
Cost of sales	12,046	28.5%	86,840	28.7%	(74,794)	-86.1%
Total cost of sales	12,046	28.5%	86,840	28.7%	(74,794)	-86.1%

Gross profit	30,160	71.5%	215,752	71.3%	(185,592)	-86.0%

Operating expenses:
General and administrative	443,585	1051.0%	325,395	107.5%	118,190	36.3%
Advertising and marketing	36,685	86.9%	76,287	25.2%	(39,602)	-51.9%
Salaries and compensation	2,398,039	5681.7%	591,369	195.4%	1,806,670	305.5%
Total operating expenses	2,878,309	6819.7%	993,051	328.2%	1,885,258	189.8%

Income (loss) from operations	(2,848,149)	-6748.2%	(777,299)	-256.9%	(2,070,850)	266.4%

Other income (expense)
Interest expense	(36,469)	-86.4%	(18,318)	-6.1%	(18,151)	99.1%
Other income	-	0.0%	58,460	19.3%	(58,460)	-100.0%
Loss on conversion of Preferred C to Preferred D	-	0.0%	-	0.0%	-	#DIV/0!
Gain (Loss) on debt settlement	-	0.0%	(3,866,368)	-1277.7%	3,866,368	-100.0%
Total other income (expense), net	(36,469)	-86.4%	(3,826,226)	-1264.5%	3,789,757	-99.0%

Income (loss) before income tax provision	(2,884,618)	-6834.6%	(4,603,525)	-1521.4%	1,718,907	-37.3%

Income tax provision	-	0.0%	-	0.0%	-	n/a

Net income (loss)	(2,884,618)	-6834.6%	(4,603,525)	-1521.4%	1,718,907	-37.3%

Dividends accrued during the period	-	0.0%	204,555	67.6%	(204,555)	-100.0%

Net loss allocable to common shareholders	$(2,884,618)	-6834.6%	$(4,808,080)	-1589.0%	$1,923,462	-40.0%

Product Sales – Our product sales decreased by $0.3 million to nil for the three months ended June 30, 2026, as compared to $0.3 million for the three months ended June 30, 2025. In 2026, there was a shift in our marketing and selling strategies, including a change in performance marketers and platforms, which resulted in the decrease of product sales.

Cost of Sales – Our cost of sales decreased from $0.1 million, or 28.7% of sales, in the three months ended June 30, 2025, to $nil or 28.5% of sales, in the three months ended June 30, 2026. As operations decreased during the period, so did our costs for freight, inventory, and other supplies.

Operating Expenses – During the three months ended June 30, 2026, we recognized $2.9 million in operating expenses compared to $0.1 million for the three months ended June 30, 2025. The increase of $1.9 million was primarily due to increase in stock compensation expense.

Other Income or Expense – During the three months ended June 30, 2026, we recognized $nil in net other expense compared to $3.9 million for the three months ended June 30, 2025. During the three months ended June 30, 2026, the Company recorded a loss on settlement of debt of $3.9 million and none in the previous same period.

For the Six Months Ended June 30, 2026, Compared to the Six Months Ended June 30, 2025:

	Six Months Ended June 30,
	2026		2025		Changes
		% of		% of
	Amount	Sales	Amount	Sales	Amount	%
Revenue
Product sales	$119,776	100.0%	$554,528	100.0%	$(434,752)	-78.4%
Total revenue	119,776	100.0%	554,528	100.0%	(434,752)	-78.4%

Cost of sales
Cost of sales	13,937	11.6%	204,034	36.8%	(190,097)	-93.2%
Total cost of sales	13,937	11.6%	204,034	36.8%	(190,097)	-93.2%

Gross profit	105,839	88.4%	350,494	63.2%	(244,655)	-69.8%

Operating expenses:
General and administrative	825,354	689.1%	3,917,196	706.4%	(3,091,842)	-78.9%
Advertising and marketing	81,063	67.7%	267,421	48.2%	(186,358)	-69.7%
Salaries and compensation	3,200,941	2672.4%	1,175,220	211.9%	2,025,721	172.4%
Total operating expenses	4,107,358	3429.2%	5,359,837	966.6%	(1,252,479)	-23.4%

Income (loss) from operations	(4,001,519)	-3340.8%	(5,009,343)	-903.4%	1,007,824	-20.1%

Other income (expense)
Interest expense	(156,058)	-130.3%	(481,715)	-86.9%	325,657	-67.6%
Other income	215,157	179.6%	60,888	11.0%	154,269	253.4%
Loss on conversion of Preferred C to Preferred D	(27,812,576)	-23220.5%	-	0.0%	(27,812,576)	n/a
Gain (Loss) on debt settlement	-	0.0%	(33,792,768)	-6094.0%	33,792,768	-100.0%
Total other income (expense), net	(27,753,477)	-23171.2%	(34,213,595)	-6169.9%	6,460,118	-18.9%

Income (loss) before income tax provision	(31,754,996)	-26512.0%	(39,222,938)	-7073.2%	7,467,942	-19.0%

Income tax provision	-	0.0%	-	0.0%	-	n/a

Net income (loss)	(31,754,996)	-26512.0%	(39,222,938)	-7073.2%	7,467,942	-19.0%

Dividends accrued during the period	-	0.0%	204,555	36.9%	(204,555)	-100.0%

Net loss allocable to common shareholders	$(31,754,996)	-26512.0%	$(39,427,493)	-7110.1%	$7,672,497	-19.5%

Product Sales – Our product sales decreased by $0.4 million to $0.1 million for the six months ended June 30, 2026, as compared to $0.6 million for the six months ended June 30, 2025. In 2026, there was a shift in our marketing and selling strategies, including a change in performance marketers and platforms, which resulted in the decrease of product sales.

Cost of Sales – Our cost of sales decreased from $0.2 million, or 36.8% of sales, in the six months ended June 30, 2025, to $nil or 11.6% of sales, in the six months ended June 30, 2026. As operations decreased during the period, so did our costs for freight, inventory, and other supplies.

Operating Expenses – During the six months ended June 30, 2026, we recognized $4.1 million in operating expenses compared to $5.0 million for the six months ended June 30, 2025. The increase of $1.3 million was primarily due to increase in stock compensation for the six months ended June 30, 2026 compared to same prior period.

Other Income or Expense – During the six months ended June 30, 2026, the Company recorded interest expense of approximately $0.2 million and loss on conversion of Preferred C to Preferred D of $27.8 million. During the six months ended June 30, 2025, the Company recorded interest expense of $0.5 million and loss on settlement of debt of $33.8 million.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

During the six months ended June 30, 2026, net cash used in operating activities was $1.0 million. The cash used in operating activities was primarily due to net loss of approximately $31.8 million and off-set by loss from conversion of Preferred C and Preferred D of $27.8 million.

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2026, was $0.5 million, which represented loans provided under loans receivables of $0.4 million and $0.1 million for purchases of property and equipment and $1.0 million for loan receivables during the six months ended June 30, 2025.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2026 was $1.5 million. This amount was incurred by increased borrowings from a stockholder. related parties and loans payable. Net cash provided by financing activities for the six months ended June 30, 2025 was $2.0 million. This amount was incurred by increased borrowings from a stockholder. related parties and loans payable.

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

Based on management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as a result of the material weakness described below, as of June 30, 2026, our disclosure controls and procedures were not effective. Our disclosure controls were not designed at a reasonable assurance level and are ineffective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

The Company may, from time to time, enter into discussions regarding the settlement of legal proceedings and may enter into settlement agreements if it believes that doing so is in the best interests of the Company and its shareholders. For additional information regarding legal proceedings, see Note 12, Commitments and Contingencies—Legal Proceedings, in the Notes to Consolidated Financial Statements included in the Company’s unaudited financial statements for the six months ended June 30, 2026, set forth in Part I, Item 1 of this Quarterly Report.

ITEM 1A. RISK FACTORS

Our Annual Report on Form 10-K for fiscal year ended December 31, 2025, filed with the SEC on April 15, 2026, describes important risk factors that could cause our business, financial condition, results of operations, and growth prospects to differ materially from those indicated or suggested by forward-looking statements made in this Quarterly Report on Form 10-Q or presented elsewhere by management from time to time. There have been no material changes in the risk factors that appear in our Annual Report on Form 10-K. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially and adversely affect our business.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURE

Not Applicable.

ITEM 5. OTHER INFORMATION

During the six months ended June 30, 2026, the Company did not file a Current Report on Form 8-K reporting the promissory notes and acquisition transactions described below. The Company is providing the following disclosure pursuant to Part II, Item 5(a) of Form 10-Q.

Effective January 1, 2026, the Company issued an unsecured promissory note to Jaspreet Mathur, the Company’s Chief Executive Officer, in the principal amount of $137,500 . Effective January 1, 2026, Limitless Entertainment Group Inc., a consolidated subsidiary of the Company “LIMX Entertainment”), issued an unsecured promissory note to Mr. Mathur in the principal amount of $120,000. Each note is payable on demand and, in any event, on or before the 36-month anniversary of its effective date. The notes have a stated interest rate of 0% per annum before default. The notes are governed by Delaware law and are attached as Exhibits 10.4 and 10.5, respectively

Effective January 1, 2026, the Company acquired the remaining 80% ownership interest in each of LIMX Entertainment and Limitless Films, Inc. from EM1 Capital, LLC, an entity wholly owned by Jaspreet Mathur, for $1.00 and other good and valuable consideration pursuant to the attached Transfer of Stock Agreements, attached as Exhibits 10.6 and 10.7. Following completion of the transaction, the Company owns 100% of the outstanding equity interests of LIMX Entertainment and LIMX Films. and consolidates their financial position, results of operations and cash flows. Because EM1 Capital, LLC is controlled by Mr. Mathur, the Company’s Chief Executive Officer and greater than 10% shareholder, the transaction was treated as a transfer of equity interests between entities under common control and accounted for under ASC 805-50. The assets and liabilities acquired were recognized at their historical carrying values, and the difference between the consideration transferred and the historical carrying value of the net assets acquired was recorded as an adjustment to additional paid-in capital. As a result of the transaction, the Company recorded a reduction of $281,063 of additional paid-in capital, which represented accumulated deficits of Limitless Entertainment Group, Inc. and Limitless Films, Inc. during the six months ended June 30, 2026.

Rule 10b-5 Trading Plans

Our directors and executive officers may from time to time enter into plans or other arrangements for the purchase or sale of our common stock that are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or may represent a non-Rule 10b5-1 trading arrangement under the Exchange Act. During the six months ended June 30, 2026, no such plans or other arrangements were adopted or terminated.

ITEM 6. EXHIBITS

Exhibits. The following is a complete list of exhibits filed as part of this Form 10-Q. Exhibit numbers correspond to the numbers in the Exhibit Table of Item 601 of Regulation S-K.

10.1	Memorandum of Understanding by and between Limitless X Holdings, Inc. and Jasprett Mathur dted April 9, 2026 (incorporated by reference to Exhibit 10.1 in the Company’s Form 8-K filed with the SEC on April 9, 2026).
10.4*	Promissory Note effective as of January 1, 2026 made by Limitless X Holdings, Inc. to Jaspreet Mathur in the amount of $137,500
10.5*	Promissory Note effective as of January 1, 2026 made by Limitless Entertainment, Inc. to Jaspreet Mathur
31.1*	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a) Under the Securities Exchange Act of 1934.
31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.
32.1*	Certification of Chief Executive Officer under Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer under Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as an Inline XBRL document and included in Exhibit 101)

*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIMITLESS X HOLDINGS INC.
(Registrant)

Dated: August 14, 2026	By:	/s/ Jaspreet Mathur
Jaspreet Mathur
(Chief Executive Officer,
Principal Executive Officer)

Dated: August 14, 2026	By:	/s/ Benjamin Chung
Benjamin Chung
(Chief Financial Officer, Principal Financial Officer and Principal Accounting Officer)

